Form 10-Q
period 1995-03-31
NTS PROPERTIES III
filed 1995-05-12
CIK 703667

UNITED STATES

                                 SECURITIES AND EXCHANGE COMMISSION

                                       Washington, D. C. 20549

                                              FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1995


                                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number                      0-11176

                            NTS-PROPERTIES III
                       (Exact name of registrant as specified in its charter)

          Georgia                                     61-1017240
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

    10172 Linn Station Road
    Louisville, Kentucky                                  40223
(Address of principal executive                         (Zip Code)
offices)

Registrant's telephone number,
including area code                                   (502) 426-4800

                                 Not Applicable
          Former name, former address and former fiscal year,
                     if changed since last report

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                          YES  X         NO

                                          TABLE OF CONTENTS


                                                                         Pages

                                               PART I

Item 1.      Financial Statements

             Balance Sheets and Statement of Partners' Equity
               as of March 31, 1995 and December 31, 1994                    2

             Statements of Operations
               For the three months ended March 31, 1995 and 1994            3

             Statements of Cash Flows
               For the three months ended March 31, 1995 and 1994            4

             Notes To Financial Statements                                 5-6

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        7-11


                                               PART II

1.       Legal Proceedings                                                  12
2.       Changes in Securities                                              12
3.       Defaults upon Senior Securities                                    12
4.       Submission of Matters to a Vote of Security Holders                12
5.       Other Information                                                  12
6.       Exhibits and Reports on Form 8-K                                   12

Signatures                                                                  13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                         NTS-PROPERTIES III

                          BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY
                                                 As of            As of
                                            March 31, 1995  December 31, 1994*

ASSETS
      Cash and equivalents                   $    816,831      $    734,203
      Cash and equivalents - restricted           315,248           293,623
      Accounts receivable, net of
        allowance for doubtful accounts
        of $77,102 (1995) and $53,828
        (1994)                                    281,412           339,477
      Land, buildings and amenities, net       10,099,487        10,242,936
      Other assets                                279,094           252,047
                                              ------------      ------------
                                             $ 11,792,072      $ 11,862,286
                                              ============      ============
LIABILITIES AND PARTNERS' EQUITY
      Mortgages payable                      $  7,037,325      $  7,060,479
      Accounts payable - operations               110,112            75,234
      Accounts payable - construction              83,337           152,093
      Distributions payable                        39,000            39,000
      Security deposits                            94,452            84,044
      Other liabilities                            62,521            16,190
                                               -----------       -----------
                                                7,426,747         7,427,040

      Partners' equity                          4,365,325         4,435,246
                                               -----------       -----------
                                             $ 11,792,072      $ 11,862,286
                                              ============      ============

                              Limited            General
                              Partners           Partner            Total

PARTNERS' EQUITY
  Initial equity           $ 15,600,000       $  8,039,710       $ 23,639,710
  Adjustment to historical
   basis                          --            (5,455,030)        (5,455,030)
                            ------------       ------------       ------------
                             15,600,000          2,584,680         18,184,680
  Net loss - prior years       (362,006)        (2,092,741)        (2,454,747)
  Net loss - current year        (6,020)           (24,901)           (30,921)
  Cash distributions
   declared to date         (11,126,702)          (206,985)       (11,333,687)
                            ------------       ------------       ------------
      Balances at March 31,
       1995                $  4,105,272       $    260,053       $  4,365,325
                            ============       ============       ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 31, 1995.

                                      NTS-PROPERTIES III

                                   STATEMENTS OF OPERATIONS

                                               Three Months Ended
                                                    March 31,

                                                1995           1994

REVENUES:
  Rental income, net of provision
   for doubtful accounts of $24,474
   (1995) and $4,208 (1994)                 $  681,690     $  658,356
  Rental income - affiliated                    78,165         80,255
  Interest and other income                     11,839          1,222
                                             ----------     ----------
                                               771,694        739,833

EXPENSES:
  Operating expenses                           157,409        161,490
  Operating expenses - affiliated               87,826         92,667
  Write-off of unamortized tenant
   improvements                                  8,242          --
  Interest expense                             152,697        146,191
  Management fees                               38,490         35,762
  Real estate taxes                             54,298         51,848
  Professional and administrative
   expenses                                     15,117         11,719
  Professional and administrative
   expenses - affiliated                        36,338         33,400
  Depreciation and amortization                252,198        250,228
                                             ----------     ----------
                                               802,615        783,305
                                             ----------     ----------
Net loss                                    $  (30,921)    $  (43,472)
                                             ==========     ==========
Net income (loss) allocated to
 limited partners                           $   (6,020)    $  (18,259)
                                             ==========     ==========
Net income (loss) loss per limited
 partnership unit                           $    (0.39)    $    (1.17)
                                             ==========     ==========
Weighted average number of units                15,600         15,600
                                             ==========     ==========

                                         NTS-PROPERTIES III

                                      STATEMENTS OF CASH FLOWS

                                                   Three Months Ended
                                                        March 31,

                                                 1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                   $   (30,921)   $   (43,472)
Adjustments to reconcile net loss to
 net cash provided by operating
  activities:
   Provision for doubtful accounts              24,474          4,208
   Write-off of unamortized tenant
    improvements                                 8,242          --
   Depreciation and amortization               252,198        250,228
   Change in assets and liabilities:
        Accounts receivable                     33,591        (26,129)
        Other assets                           (32,168)       (26,179)
        Accounts payable - operations           34,878          3,897
        Security deposits                       10,408            943
        Other liabilities                       46,331         49,621
                                            -----------    -----------
   Net cash provided by operating
    activities                                 347,033        213,117
                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
 amenities                                    (111,870)       (81,121)
Increase in cash and equivalents -
 restricted                                    (21,625)       (19,500)
Increase (decrease) in accounts
 payable - construction                        (68,756)        54,186
                                            -----------    -----------
   Net cash used in investing
    activities                                (202,251)       (46,435)
                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage
 payable                                       (23,154)       (21,143)
Cash distributions                             (39,000)         --
                                            -----------    -----------
   Net cash used in financing
    activities                                 (62,154)       (21,143)
                                            -----------    -----------
   Net increase in cash and
    equivalents                                 82,628        145,539

CASH AND EQUIVALENTS, beginning
 of period                                     734,203        444,495
                                            -----------    -----------
CASH AND EQUIVALENTS, end of period        $   816,831    $   590,034
                                            ===========    ===========
Interest paid on a cash basis              $   152,085    $   146,351
                                            ===========    ===========

                                         NTS-PROPERTIES III

                                    NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1994 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1995 and 1994.

1.     Cash and Equivalents - Restricted

       Cash and equivalents - restricted represent escrow funds which are to be released as the HVAC system and asphalt paving at Peachtree Corporate Center are replaced.

2.     Mortgages Payable

       Mortgages payable consist of the following:

                                                March 31,     December 31,
                                                  1995           1994

       Mortgage payable to an insurance
       company bearing interest at 9.125%,
       maturing November 1, 1998, secured
       by land and building                    $ 2,537,325    $ 2,560,479

       Mortgage payable to an insurance
       company maturing June 1, 2001,
       secured by land and buildings,
       bearing a variable interest rate
       based on the 10-year treasury bill
       rate plus 60 basis points.  The rate
       is adjusted quarterly (not to exceed
       11.65% or be less than 7.65%).  The
       current rate at March 31, 1995 is 8.41%   4,500,000      4,500,000
                                                -----------    -----------
                                               $ 7,037,325    $ 7,060,479
                                                ===========    ===========

3.     Related Party Transactions

       Property management fees of $38,490 and $35,762 for the three months ended March 31, 1995 and 1994, respectively, were paid to NTS Development Company, an affiliate of the general partner, pursuant to an agreement with the Partnership. The fee is equal to 5% of gross revenues from the Partnership's properties. Also permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $5,533 and $4,531 as a repair and maintenance fee during the three months ended March 31, 1995 and 1994, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by the partnership agreement, the Partnership also was charged the following amounts from NTS Development Company for the three months ended March 31, 1995 and 1994. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

       These charges were as follows:

                                                1995                1994

              Leasing agents                 $  39,184           $  39,965
              Administrative                    44,132              41,194
              Property manager                  50,325              47,363
              Other                              2,623               2,380
                                              ---------           ---------
                                             $ 136,264           $ 130,902
                                              =========           =========

       During the three months ended March 31, 1995 and 1994, NTS Development Company leased approximately 23,000 square feet of the available space in the Plainview Plaza II property at a base rent of approximately $13.50 per square foot. The Partnership has received approximately $80,000 in rental payments from NTS Development Company during the three months ended March 31, 1995 and 1994. The lease expires in February 1996.

4.     Commitments

       As of March 31, 1995, the Partnership had the following material commitments for major capital improvements. At Plainview Plaza II, the Partnership has a material commitment for approximately $80,000 to renovate common area lobbies. The project is to include an upgrade of current restroom facilities, improvement of handicap restroom facilities, new carpet and wallcoverings. At Peachtree Corporate Center, the Partnership has material commitments to replace the asphalt paving for approximately $37,000 and to paint the business park's building exteriors for approximately $38,000. The Partnership had no other material commitments for renovations or capital improvements as of March 31, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The occupancy levels at the Partnership's properties as of March 31 were as follows:

                                                1995        1994

         Plainview Plaza II                      85%         83%

         Plainview Triad North                   95%         93%

         Peachtree Corporate Center              85%         80%

The rental and other income generated by the Partnership's properties for the three months ended March 31 was as follows:

                                                1995        1994

         Plainview Plaza II                   $285,163     $271,188

         Plainview Triad North                $226,513     $226,535

         Peachtree Corporate Center           $254,475     $241,965

Plainview Plaza II's occupancy increased 2% from March 31, 1994 to March 31, 1995 as a result of two new leases totalling approximately 5,600 square feet. Partially offsetting the new leases are two tenants, who had occupied approximately 3,000 square feet, vacating at the end of the lease terms. Average occupancy at Plainview Plaza II increased from 83% in 1994 to 86% in 1995. The increase in rental and other income at Plainview Plaza II for the three months ended March 31, 1995 as compared to March 31, 1994 is due to the increase in average occupancy.

The 2% increase in occupancy at Plainview Triad North from March 31, 1994 to March 31, 1995 is the result of two new leases totalling approximately 7,100 square feet, both of which represent expansions by current tenants. Partially offsetting the new leases are three tenants, who had occupied approximately 4,600 square feet, vacating at the end of the lease terms. Average occupancy at Plainview Triad North for the first quarter increased from 92% in 1994 to 93% in 1995. Rental and other income remained fairly constant for the three month period due to the fact that the increase in rental and other income which resulted from an increase in average occupancy was offset by an increase in the provision for doubtful accounts.

Peachtree Corporate Center's occupancy increased 5% from March 31, 1994 to March 31, 1995 due to 17 new leases totalling approximately 41,000 square feet. Of this total, approximately 16,000 square feet represent expansions by six current tenants. Partially offsetting the new leases are 16 tenant move-outs totalling approximately 36,000 square feet. Approximately 21,000 square feet of this total represents 10 tenants who vacated and ceased making rental payments in breach of the lease terms due principally to bankruptcies. Accrued income associated with these leases was not significant. The remaining 14,800 square feet represents six tenants who vacated at the end of the lease terms.

Rental and other income at Peachtree Corporate Center increased for the three months ended March 31, 1995 as compared to the same period in 1994 as a result of an increase in average occupancy - 82% (1995) compared to 79%
(1994). Peachtree Corporate Center receives rental income from the leasing of both office space and warehouse space. Office space rents for approximately $7.00 to $9.00 per square foot compared to $3.50 to $4.50 per square foot for warehouse space. Another factor contributing to the increase in rental and other income from the 1994 period to the 1995 period is an increase in rent received from the rental of office space due to an increase in the amount of office space leased in 1995 over 1994. Partially offsetting the increase in rental and other income is a decrease in rental income received from the rental of warehouse space due to a decrease in the amount of warehouse space leased in 1995 over 1994. The increase in rental and other income is also partially offset by an increase in the provision for doubtful accounts and a decrease in the average rental rate realized from office space leased.

In cases of tenants abandoning the premises, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need for any additional financing.

Interest and other income includes interest income earned from short-term investments made by the Partnership with excess cash and from funds escrowed for the replacement of the HVAC system and asphalt paving at Peachtree Corporate Center (see the Liquidity and Capital Resources section for a further discussion of these Escrow Funds). Interest income increased for the three months ended March 31, 1995 as compared to the same period in 1994 as a result of an increase in interest earned on the Escrow Funds and an increase in excess cash available for investment.

Operating expenses decreased for the three months ended March 31, 1995 as compared to the same period in 1994 as a result of decreased snow removal costs at Plainview Plaza II and Plainview Triad North and decreased utility costs at Plainview Plaza II. Partially offsetting the decrease in operating expenses for the three month period is an increase in utility costs at Plainview Triad North and increased HVAC and general building repairs at Peachtree Corporate Center.

The decrease in operating expenses - affiliated for the three months ended March 31, 1995 as compared to the same period in 1994 is due to a decrease in leasing salaries at all of the Partnership's properties and decreased property management salaries at Peachtree Corporate Center and Plainview Plaza II.

The 1995 write-off of unamortized tenant improvements can be attributed to Peachtree Corporate Center. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. In order to complete the renovation, it is sometimes necessary to replace improvements which have not been fully depreciated. This results in a write-off of unamortized tenant improvements.

The increase in interest expense for the three months ended March 31, 1995 as compared to the same period in 1994 is due to an increase in the interest rate on the $4,500,000 mortgage payable - 8.41% (1995) compared to 7.65%
(1994). The interest rate on this note adjusts quarterly to 60 basis points over the 10-year treasury bill rate (not to exceed 11.65% or be less than 7.65%). The increase in interest expense for the three month period is partially offset by a decrease in interest expense on the $2,537,325 mortgage payable due to continued principal paydowns. See Note 2 of the Partnership's financial statements for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections, however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

The increase in real estate taxes for the three months ended March 31, 1995 as compared to the same period in 1994 is due to an increase in the assessment for Plainview Triad North and an increase in tax rates at all of the Partnership's properties. Partially offsetting the increase in real estate taxes for the three month period is a decrease in the assessment for Plainview Plaza II. The assessment at Peachtree Corporate Center was unchanged.

The increase in professional and administrative expenses for the three months ended March 31, 1995 as compared to the same period in 1994 is due to increased outside accounting fees.

The increase in professional and administrative expenses - affiliated for the three months ended March 31, 1995 as compared to the same period in 1994 is primarily due to increased accounting salaries.

The change in depreciation and amortization for the three months ended March 31, 1995 as compared to the same period in 1994 was not significant.

Liquidity and Capital Resources

The Partnership had cash flow from operations of $347,033 and $213,117 for the three months ended March 31, 1995 and 1994, respectively. These funds, in conjunction with cash on hand, were used to make a 1% (annualized) distribution of $39,000 (1995). The annualized distribution rate is calculated as a percent of the initial equity. The limited partners received 100% of these distributions. The Partnership did not make a cash distribution during the three months ended March 31, 1994. The Partnership determined it necessary to temporarily suspend cash distributions until adequate cash reserves for future leasing costs, tenant finish and other capital improvements were established, and sufficient cash was being generated from operations which, in management's opinion, warranted a cash distribution.

As of March 31, 1995, the Partnership had a mortgage payable to an insurance company in the amount of $4,500,000. The mortgage bears a variable interest rate which adjusts quarterly to 60 basis points over the 10-year treasury bill rate. At no time will the rate exceed 11.65% or be less than 7.65% per annum. The current rate at March 31, 1995 was 8.41%. The loan is secured by a first mortgage on Plainview Triad North and Peachtree Corporate Center with a second position behind the holder of the permanent mortgage on Plainview Plaza II. The unpaid balance of the loan is due June 1, 2001.

In accordance with the loan agreement, the Partnership is required to place in an interest bearing escrow account $6,500 per month. These Escrow Funds will be released as the HVAC system and asphalt paving at Peachtree Corporate Center is replaced. The HVAC system is designed in such a manner that each suite's system is separate in structure; therefore, it is not necessary to replace the entire system at one time. The Partnership anticipates replacing the asphalt paving at Peachtree Corporate Center in the Spring of 1995 at a cost of approximately $37,000. The balance in the escrow account at March 31, 1995 was $315,248.

As of March 31, 1995, the Partnership also had a mortgage payable to an insurance company in the amount of $2,537,325. The mortgage bears a fixed interest rate of 9.125% and is due November 1, 1998. The outstanding balance at maturity based on the current rate of amortization will be $2,140,539.

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and reductions in accounts payable - construction (1995) and are funded by operating activities. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities also include cash which is being escrowed for the replacement of the HVAC system and asphalt paving at Peachtree Corporate Center. Cash flows provided by investing activities are from increases in accounts payable - construction (1994). Cash flows used in financing activities include cash distributions and principal payments on the $2.5 million mortgage payable. The Partnership does not expect any material changes in the mix and relative cost of capital resources.

In the next 12 months, the General Partner expects a demand on future liquidity as a result of 78,275 square feet in leases expiring from April 1, 1995 through March 31, 1996 (Plainview Plaza II - 35,797 square feet, Plainview Triad North - 8,975 square feet and Peachtree Corporate Center - 33,503 square feet). At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

The General Partner also anticipates a demand on future liquidity in the next 12 months, as a result of the Partnership's plans to renovate the common area lobbies at Plainview Plaza II. The project is to include an upgrade of current restroom facilities, improvement of handicap restroom facilities, new carpet and wallcoverings. The project is anticipated to cost approximately $190,000. As of March 31, 1995 the Partnership has a material commitment of approximately $80,000 in connection with the project.

As of March 31, 1995, the Partnership had a material commitment of approximately $37,000 to replace the asphalt paving at Peachtree Corporate Center, of which approximately $12,000 has been incurred. The Property Manager had anticipated completing this project during the fourth quarter of 1994. However, due to inclement weather, the project has been deferred until the Spring of 1995. The source of funds for this project will be the Escrow Funds which has a balance of $315,248 at March 31, 1995. This escrow fund is a requirement of the $4,500,000 mortgage payable (see the prior discussion of this mortgage payable on pages 9 and 10).

As of March 31, 1995, the Partnership also had a material commitment of approximately $38,000 in connection with the painting of all building exteriors at Peachtree Corporate Center. Through March 31, 1995, approximately $17,000 of the project had been incurred and paid. This project is expected to be completed during the second quarter of 1995. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the three months ended March 31, 1995 and 1994. The General Partner did not receive a distribution during these periods. Distributions were funded by cash flow derived from operating activities.

                                   Net Income                   Return
                                     (Loss)         Cash          of
                                   Allocated    Distributions   Capital

            Limited Partners:
                  1995         $  (6,020)        $  39,000     $  39,000
                  1994           (18,259)            --            --

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's properties. At Peachtree Corporate Center in Norcross, Georgia, the Partnership has an on-site leasing agent, an employee of NTS Development Company (an affiliate of the general partner), who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff. The leasing and renewal negotiations for Plainview Plaza II and Plainview Triad North are handled by leasing agents, employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as both commercial properties. All advertising for the Louisville properties is also coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky.

Leases at all the Partnership's properties provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. This lease provision should protect the Partnership's operations from the impact of inflation and changing prices.

PART II.  OTHER INFORMATION

       1.  Legal Proceedings

                  None

       2.  Changes in Securities

                  None

       3.  Defaults upon Senior Securities

                  None

       4.  Submission of Matters to a Vote of Security Holders

                  None

       5.  Other Information

                  None

       6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                       Exhibit 27. Financial Data Schedule

                  (b)  Reports on Form 8-K

                There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

                                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NTS-PROPERTIES III
                                           (Registrant)

                                           BY:NTS-Properties Associates
                                              BY:NTS Capital Corporation,
                                                 General Partner



                                              John W. Hampton
                                              Senior Vice President





Date:    May 11, 1995

                                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NTS-PROPERTIES III
                                           (Registrant)

                                           BY:NTS-Properties Associates
                                              BY:NTS Capital Corporation,
                                                 General Partner


                                              /s/ John W. Hampton
                                              John W. Hampton
                                              Senior Vice President





Date:    May 11, 1995