Form 10-Q
period 1995-06-30
NTS PROPERTIES III
filed 1995-08-10
CIK 703667

UNITED STATES

                                   SECURITIES AND EXCHANGE COMMISSION

                                         Washington, D. C. 20549

                                                FORM 10-Q

(Mark one)

[x]                     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1995

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
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                  No.)

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

                                                       YES  X         NO

                                            TABLE OF CONTENTS


                                                                       Pages

                                                 PART I

Item 1.       Financial Statements

              Balance Sheets and Statement of Partners' Equity
                as of June 30, 1995 and December 31, 1994                  2

              Statements of Operations
                For the three months and six months ended
                June 30, 1995 and 1994                                     3

              Statements of Cash Flows
                For the three months and six months ended
                June 30, 1995 and 1994                                     4

              Notes To Financial Statements                              5-6

Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     7-11


                                                 PART II

1.       Legal Proceedings                                                12
2.       Changes in Securities                                            12
3.       Defaults upon Senior Securities                                  12
4.       Submission of Matters to a Vote of Security Holders              12
5.       Other Information                                                12
6.       Exhibits and Reports on Form 8-K                                 12

Signatures                                                                13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                           NTS-PROPERTIES III

                            BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY

                                                   As of            As of
                                              June 30, 1995   December 31, 1994*
ASSETS
       Cash and equivalents                $    466,546           $    734,203
       Cash and equivalents - restricted        337,180                293,623
       Investment securities                    303,692                  --
       Accounts receivable, net of
        allowance for doubtful accounts
        of $65,216 (1995) and $53,828
        (1994)                                  314,564                339,477
       Land, buildings and amenities, net    10,026,399             10,242,936
       Other assets                             277,220                252,047
                                            ------------           ------------
                                           $ 11,725,601           $ 11,862,286
                                            ============           ============

LIABILITIES AND PARTNERS' EQUITY
       Mortgages payable                   $  7,013,638           $  7,060,479
       Accounts payable - operations             89,141                 75,234
       Accounts payable - construction          105,096                152,093
       Distributions payable                     39,000                 39,000
       Security deposits                         90,738                 84,044
       Other liabilities                        113,912                 16,190
                                            ------------           ------------
                                              7,451,525              7,427,040

       Partners' equity                       4,274,076              4,435,246
                                            ------------           ------------
                                           $ 11,725,601           $ 11,862,286
                                            ============           ============

                               Limited           General
                              Partners           Partner             Total

PARTNERS' EQUITY
  Initial equity            $ 15,600,000       $  8,039,710        $ 23,639,710
  Adjustment to
   historical basis               --            (5,455,030)         (5,455,030)
                            ------------       ------------        ------------
                              15,600,000          2,584,680          18,184,680
  Net loss - prior years       (362,006)        (2,092,741)         (2,454,747)
  Net loss - current year       (31,865)           (51,305)            (83,170)
  Cash distributions
   declared to date         (11,165,702)          (206,985)        (11,372,687)
                            ------------       ------------        ------------
  Balances at June 30,
   1995                    $  4,040,427       $    233,649        $  4,274,076
                            ============       ============        ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 31, 1995.

                                 NTS-PROPERTIES III

                              STATEMENTS OF OPERATIONS
                                            Three Months Ended                Six Months Ended
                                                 June 30,                           June 30,

                                         1995               1994             1995             1994
REVENUES:
  Rental income, net of provision
   for doubtful accounts of $41,564
   (1995) and $14,812 (1994)          $  665,027        $  639,984       $1,346,718       $1,298,340
  Rental income - affiliated              78,165            78,165          156,330          158,420
  Interest and other income                9,808             5,178           21,647            6,400
                                       ----------        ----------       ----------       ----------
                                         753,000           723,327        1,524,695        1,463,160

EXPENSES:
  Operating expenses                     149,063           169,582          306,473          331,071
  Operating expenses - affiliated         77,352            85,224          165,178          177,892
  Write-off of unamortized tenant
   and building improvements              33,031              --             41,273             --
  Interest expense                       144,823           145,660          297,521          291,851
  Management fees                         39,761            38,319           78,251           74,081
  Real estate taxes                       54,243            51,754          108,540          103,601
  Professional and administrative
   expenses                               12,288            14,787           27,342           26,506
  Professional and administrative
   expenses - affiliated                  36,211            32,912           72,612           66,312
  Depreciation and amortization          258,476           251,357          510,675          501,584
                                       ----------        ----------       ----------       ----------
                                         805,248           789,595        1,607,865        1,572,898
                                       ----------        ----------       ----------       ----------
Net loss                              $  (52,248)       $  (66,268)      $  (83,170)      $ (109,738)
                                       ==========        ==========       ==========       ===========
Net loss allocated to limited
 partners                             $  (25,844)       $  (41,013)      $  (31,865)      $  (59,272)
                                       ==========        ==========       ==========       ==========
Net loss per limited partnership
 unit                                 $    (1.66)       $    (2.63)      $    (2.04)      $    (3.80)
                                       ==========        ==========       ==========       ==========
Weighted average number of units          15,600            15,600           15,600           15,600
                                       ==========        ==========       ==========       ==========

                                                     NTS-PROPERTIES III

                                                  STATEMENTS OF CASH FLOWS

                                             Three Months Ended                  Six Months Ended
                                                   June 30,                           June 30,

                                            1995             1994             1995             1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                              $   (52,248)      $   (66,268)     $   (83,170)     $  (109,738)
Adjustments to reconcile net loss
 to net cash provided by operating
 activities:
  Provision for doubtful accounts          17,090            10,604           41,564           14,812
  Accrued interest on investment
    securities                             (3,884)             --             (3,884)            --
  Write-off unamortized tenant
    and building improvements               33,031             --             41,273             --
  Depreciation and amortization            258,476           251,357          510,675          501,584
  Change in assets and liabilities:
    Accounts receivable                    (50,242)            2,106          (16,651)         (24,023)
    Other assets                            (3,246)            1,779          (35,414)         (24,401)
    Accounts payable - operations          (20,971)           48,508           13,907           52,405
    Security deposits                       (3,714)           (2,165)           6,694           (1,222)
    Other liabilities                       51,391            54,520           97,722          104,141
                                         ----------        ----------       ----------       ----------
  Net cash provided by operating
   activities                              225,683           300,441          572,716          513,558
                                         ----------        ----------       ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
 amenities                                (213,300)         (116,159)        (325,170)        (197,280)
Increase in cash and equivalents -
 restricted                                (21,932)          (23,588)         (43,557)         (43,088)
Purchase of investment securities         (299,808)             --           (299,808)            --
Increase (decrease) in accounts
 payable - construction                     21,759            (9,302)         (46,997)          44,884
                                         ----------        ----------       ----------       ----------
  Net cash used in investing
   activities                             (513,281)         (149,049)        (715,532)        (195,484)
                                         ----------        ----------       ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage             (23,687)          (21,628)         (46,841)         (42,771)
Cash distributions                         (39,000)            --             (78,000)           --
                                         ----------        ----------       ----------       ----------
  Net cash used in financing
     activities                            (62,687)          (21,628)        (124,841)         (42,771)
                                         ----------        ----------       -----------      ----------
  Net (decrease) increase in
   cash and equivalents                   (350,285)          129,764         (267,657)         275,303

CASH AND EQUIVALENTS, beginning
 of period                                 816,831           590,034          734,203          444,495
                                         ----------        ----------       ----------       ----------
CASH AND EQUIVALENTS, end of period    $   466,546       $   719,798      $   466,546      $   719,798
                                         ==========        ==========       ==========       ==========
Interest paid on a cash basis          $   147,441       $   145,825      $   299,527      $   292,176
                                         ==========        ==========       ==========       ==========

                                                 NTS-PROPERTIES III

                                      NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1994 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 1995 and 1994.

1.      Investment Securities

        Investment securities represent investments in Certificates of Deposit or debt securities issued by the U.S. Treasury with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. The following provides details regarding the investments held at June 30, 1995:

                               Amortized           Maturity           Value At
                Type             Cost                Date             Maturity

        U.S. Treasury Bill     $303,692            10/19/95           $307,000
                                =======                                =======
2.      Mortgages Payable

        Mortgages payable consist of the following:

                                                     June 30,      December 31,
                                                       1995            1994

        Mortgage payable to an insurance
        company bearing interest at 9.125%,
        maturing November 1, 1998, secured
        by land and building                       $ 2,513,638     $ 2,560,479

        Mortgage payable to an insurance
        company maturing June 1, 2001,
        secured by land and buildings,
        bearing a variable interest rate
        based on the 10-year treasury bill
        rate plus 60 basis points.  The rate
        is adjusted quarterly (not to exceed
        11.65% or be less than 7.65%).  The
        current rate at June 30, 1995 is 7.76%       4,500,000       4,500,000
                                                    -----------     -----------
                                                   $ 7,013,638     $ 7,060,479
                                                    ===========     ===========
3.      Related Party Transactions

        Property management fees of $78,251 and $74,081 for the six months ended June 30, 1995 and 1994, respectively, were paid to NTS Development Company, an affiliate of the general partner, pursuant to an agreement with the Partnership. The fee is equal to 5% of gross revenues from the Partnership's properties. Also, as permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $19,308 and $13,032 as a repair and maintenance fee during the six months ended June 30, 1995 and

        1994, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by the partnership agreement, the Partnership also was charged the following amounts from NTS Development Company for the six months ended June 30, 1995 and 1994. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities. These charges were as follows:

                                                   1995                  1994

               Leasing agents                   $  78,045            $  89,942
               Administrative                      88,137               81,649
               Property manager                    95,634               93,108
               Other                                5,912                4,828
                                                 ---------            ---------
                                                $ 267,728            $ 269,527
                                                 =========            =========

        During the six months ended June 30, 1995 and 1994, NTS Development Company leased approximately 23,000 square feet of the available space in the Plainview Plaza II property at a base rent of approximately $13.50 per square foot. The Partnership has received approximately $156,000 in rental payments from NTS Development Company during the six months ended June 30, 1995 and 1994. The lease expires in February 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The occupancy levels at the Partnership's properties as of June 30 were as follows:

                                                        1995              1994

Plainview Plaza II                                       86%               83%

Plainview Triad North                                    94%               94%

Peachtree Corporate Center                               92%               84%

The rental and other income generated by the Partnership's properties for the three months and six months ended June 30 was as follows:

                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,

                                 1995        1994         1995         1994

Plainview Plaza II            $267,895     $260,456     $553,058     $531,644

Plainview Triad North         $244,017     $227,443     $470,530     $453,977

Peachtree Corporate Center    $231,694     $231,098     $486,169     $473,063

Plainview Plaza II's occupancy increased 3% from June 30, 1994 to June 30, 1995 as a result of three new leases totalling approximately 9,300 square feet. Partially offsetting the new leases are three tenants, who had occupied approximately 5,700 square feet, vacating at the end of the lease terms. Average occupancy at Plainview Plaza II increased from 83% in 1994 to 85% in 1995 for both the three months and six months ended June 30. The increase in rental and other income at Plainview Plaza II for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 is due to the increase in average occupancy.

Plainview Triad North's occupancy was unchanged from June 30, 1994 to June 30, 1995. Average occupancy at Plainview Triad North increased from 88%
(1994) to 95% (1995) for the three month period ended June 30 and from 92%
(1994) to 95% (1995) for the six month periods. Rental and other income increased for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 due to the increase in average occupancy partially offset by an increase in the provision for doubtful accounts.

Peachtree Corporate Center's occupancy increased 8% from June 30, 1994 to June 30, 1995 due to 20 new leases totalling approximately 53,000 square feet. Of this total, approximately 17,000 square feet represents expansions by six current tenants. Partially offsetting the new leases are 14 tenant move-outs totalling approximately 37,000 square feet. Approximately 22,000 square feet of this total represents eight tenants who vacated and ceased making rental payments in breach of the lease terms due principally to bankruptcies. Accrued income associated with these leases of approximately $10,000 was written off as uncollectible. The remaining 15,000 square feet represents six tenants who vacated at the end of the lease terms.

Rental and other income at Peachtree Corporate Center increased for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 as a result of an increase in average occupancy - 90% (1995) compared to 85% (1994) for the three month period and 87% (1995) compared to 83% (1994) for the six month period. Peachtree Corporate Center receives rental income from the leasing of both office space and warehouse space. Office space rents for approximately $7.00 to $9.00 per square foot compared to $3.50 to $4.50 per square foot for warehouse space. Another factor contributing to the increases in rental and other income from the 1994 periods to the 1995 periods is an increase in income received from the rental of office space due to an increase in the amount of office space leased in 1995 compared to 1994. Partially offsetting the increase in rental and other income for both the three month and six month periods is a decrease in income received from the rental of warehouse space due to a decrease in the amount of warehouse space leased in 1995 compared to 1994. The increase in rental and other income is also partially offset by an increase in the provision for doubtful accounts and a decrease in the average rental rate realized from office space leased.

In cases of tenants abandoning the premises, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need for any additional financing.

Interest and other income includes interest income earned from short-term investments made by the Partnership with excess cash and from funds escrowed for the replacement of the HVAC system and asphalt paving at Peachtree Corporate Center (Cash and equivalents - restricted). Interest income increased for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 as a result of an increase in interest earned on the Escrow Funds and an increase in excess cash available for investment.

Operating expenses decreased for the six months ended June 30, 1995 as compared to the same period in 1994 as a result of decreased snow removal, janitorial and landscaping costs at Plainview Plaza II and Plainview Triad North, decreased utility costs at Plainview Plaza II and decreased security service expense at Peachtree Corporate Center. Partially offsetting the decrease in operating expenses for the six month period is an increase in utility costs, landscaping and general building repair costs at Peachtree Corporate Center. Operating expenses decreased for the three month period as a result of decreased landscaping and janitorial costs at Plainview Plaza II and Plainview Triad North and decreased repair and maintenance costs at all the Partnership's properties. The decreases in operating expenses are partially offset by increased landscaping costs at Peachtree Corporate Center.

The decrease in operating expenses - affiliated for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 is due to a decrease in leasing salaries at all of the Partnership's properties. Partially offsetting the decrease in operating expenses for the six month period is an increase in property management salaries at all of the Partnership's properties.

The 1995 write-off of unamortized tenant and building improvements can be attributed to Peachtree Corporate Center (tenant improvements) and Plainview Plaza II (building improvements). Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. In order to complete the renovation, it is sometimes necessary to replace improvements which have not been fully depreciated. This results in a write-off of unamortized tenant improvements. The write-off of unamortized building improvements at Plainview Plaza II is the result of a common area lobby renovation. The renovation included an upgrade of current restroom facilities, improvement of handicap restroom facilities, new carpet and wallcoverings. The write-off represents the cost of previous renovations which had not been fully depreciated.

The increase in interest expense for the six months ended June 30, 1995 as compared to the same period in 1994 is due to the fact that the interest rate on the $4,500,000 mortgage payable was higher in 1995 compared to 1994. The interest rate was 8.41% January to March 1995 and 7.76% April to June 1995 versus 7.65% in 1994. The interest rate on this note adjusts quarterly to 60 basis points over the 10-year treasury bill rate (not to exceed 11.65% or be less than 7.65%). The increase in interest expense for the six month period is partially offset by a decrease in interest expense on the $2,513,638 mortgage payable as a result of continued principal paydowns. Interest expense remained fairly constant for the three months ended June 30, 1995 as compared to the same period in 1994. See Note 2 of the Partnership's financial statements for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

The increase in real estate taxes for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 is due to an increase in the assessment for Plainview Triad North and an increase in tax rates at all of the Partnership's properties. Partially offsetting the increase in real estate taxes for the three month and six month periods is a decrease in the assessment for Plainview Plaza II. The assessment at Peachtree Corporate Center was unchanged.

Professional and administrative expenses remained fairly constant for the three months and six months ended June 30, 1995 as compared to the same periods in 1994.

The increase in professional and administrative expenses - affiliated for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 is primarily due to increased accounting salaries.

The increase in depreciation and amortization for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 is due to approximately $527,000 of new assets placed in service since June 30, 1994. The increase in depreciation and amortization is partially offset by the fact that a portion of the Partnership's assets have become fully depreciated.

Liquidity and Capital Resources

The Partnership had cash flow from operations of $572,716 and $513,558 for the six months ended June 30, 1995 and 1994, respectively. These funds, in conjunction with cash on hand, were used to make a 1% (annualized) distribution of $78,000 (1995). The annualized distribution rate is calculated as a percent of the initial equity. The limited partners received 100% of these distributions. The Partnership did not make a cash distribution during the six months ended June 30, 1994. The Partnership determined it necessary to temporarily suspend cash distributions until adequate cash reserves for future leasing costs, tenant finish and other capital improvements were established, and sufficient cash was being generated from operations which, in management's opinion, warranted a cash distribution.

As of June 30, 1995, the Partnership had a mortgage payable to an insurance company in the amount of $4,500,000. The mortgage bears a variable interest rate which adjusts quarterly to 60 basis points over the 10-year treasury bill rate. At no time will the rate exceed 11.65% or be less than 7.65% per annum. The current rate at June 30, 1995 was 7.76%. The loan is secured by a first mortgage on Plainview Triad North and Peachtree Corporate Center with a second position behind the holder of the permanent mortgage on Plainview Plaza II. The unpaid balance of the loan is due June 1, 2001.

As of June 30, 1995, the Partnership also had a mortgage payable to an insurance company in the amount of $2,513,638. The mortgage bears a fixed interest rate of 9.125% and is due November 1, 1998. The outstanding balance at maturity based on the current rate of amortization will be $2,140,539.

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and reductions in accounts payable - construction and are funded by operating activities. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities also include cash which is being escrowed for the replacement of the HVAC system and asphalt paving at Peachtree Corporate Center and purchases of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or debt securities issued by the U.S. Treasury with initial maturities of greater than three months to improve the return on its excess cash. The Partnership intends to hold the securities until maturity. Cash flows provided by investing activities are from increases in accounts payable - construction. Cash flows used in financing activities include cash distributions and principal payments on the $2.5 million mortgage payable. The Partnership does not expect any material changes in the mix and relative cost of capital resources.

In the next 12 months, the General Partner expects a demand on future liquidity as a result of 81,452 square feet in leases expiring from July 1, 1995 through June 30, 1996 (Plainview Plaza II - 37,371 square feet, Plainview Triad North - 7,968 square feet and Peachtree Corporate Center -

36,113 square feet). At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

The General Partner also anticipates a demand on future liquidity in the next 12 months, as a result of the Partnership's plans to renovate the common area lobbies at Plainview Plaza II. The project is to include an upgrade of current restroom facilities, improvement of handicap restroom facilities, new carpet and wallcoverings. The project is anticipated to cost approximately $190,000. A portion of this project was completed during the first and second quarter of 1995 at a cost of approximately $93,000.
As of June 30, 1995, the Partnership had no material commitments for the remaining renovations.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the six months ended June 30, 1995 and 1994. The General Partner did not receive a distribution during these periods. Distributions were funded by cash flow derived from operating activities.

                            Net Income          Return
                             (Loss)              Cash               of
                            Allocated        Distributions       Capital

        Limited Partners:
              1995         $ (31,865)          $  78,000        $  78,000
              1994           (59,272)              --               --

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

                    None

        3.  Defaults upon Senior Securities

                    None

        4.  Submission of Matters to a Vote of Security Holders

                    None

        5.  Other Information

                    None

        6.  Exhibits and Reports on Form 8-K

                    (a)  Exhibits

                         Exhibit 27. Financial Data Schedule

                    (b)  Reports on Form 8-K

                 There were no reports on Form 8-K filed during the three months ended June 30, 1995.

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



Date:    August 9, 1995