Form 10-Q
period 1995-09-30
NTS PROPERTIES III
filed 1995-11-13
CIK 703667

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549

                                FORM 10-Q

(Mark one)

[x]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1995

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

                                          YES  X         NO

                            TABLE OF CONTENTS


                                                                    Pages

                                 PART I

Item 1. Financial Statements

        Balance Sheets and Statement of Partners' Equity
          as of September 30, 1995 and December 31, 1994                3

        Statements of Operations
          For the three months and nine months ended
          September 30, 1995 and 1994                                   4

        Statements of Cash Flows
          For the three months and nine months ended
          September 30, 1995 and 1994                                   5

        Notes To Financial Statements                                 6-7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        8-13


                                 PART II

1.  Legal Proceedings                                                  14
2.  Changes in Securities                                              14
3.  Defaults upon Senior Securities                                    14
4.  Submission of Matters to a Vote of Security Holders                14
5.  Other Information                                                  14
6.  Exhibits and Reports on Form 8-K                                   14

Signatures                                                             15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              NTS-PROPERTIES III

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY

                                          As of               As of
                                  September 30, 1995   December 31, 1994*

ASSETS

  Cash and equivalents                $    777,783      $    734,203
  Cash and equivalents - restricted        410,325           293,623
  Accounts receivable, net of
   allowance for doubtful accounts
   of $85,240 (1995), and $53,828
   (1994)                                  272,506           339,477
  Land, buildings and amenities, net     9,789,877        10,242,936
  Other assets                             265,307           252,047
                                       -----------       -----------
                                      $ 11,515,798      $ 11,862,286
                                       ===========       ===========
LIABILITIES AND PARTNERS' EQUITY

  Mortgages payable                   $  6,989,407      $  7,060,479
  Accounts payable - operations             83,654            75,234
  Accounts payable - construction           19,642           152,093
  Distributions payable                     39,000            39,000
  Security deposits                         91,607            84,044
  Other liabilities                        119,600            16,190
                                       -----------       -----------
                                         7,342,910         7,427,040

  Partners' equity                       4,172,888         4,435,246
                                       -----------       -----------
                                      $ 11,515,798      $ 11,862,286
                                       ===========       ===========

                                 Limited       General
                                Partners       Partner       Total

PARTNERS' EQUITY
  Initial equity            $ 15,600,000    $ 8,039,710  $ 23,639,710
  Adjustment to historical
   basis                           --        (5,455,030)   (5,455,030)
                             -----------     ----------   -----------
                              15,600,000      2,584,680     18,184,680
  Net loss - prior years        (362,006)    (2,092,741)   (2,454,747)
  Net loss - current year        (67,558)       (77,800)     (145,358)
  Cash distributions
   declared to date          (11,204,702)      (206,985)  (11,411,687)
                             -----------     ----------   -----------
  Balances at September 30,
   1995                     $  3,965,734    $   207,154  $  4,172,888
                             ===========     ==========   ===========
* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 31, 1995.

                                  NTS-PROPERTIES III

                                 STATEMENTS OF OPERATIONS

                                          Three Months Ended        Nine Months Ended
                                             September 30,            September 30,

                                           1995        1994         1995         1994

REVENUES:
  Rental income, net of provision
   for doubtful accounts of $62,788
   (1995) and $-0- (1994)             $   680,406  $   658,693  $ 2,027,124  $ 1,957,034
  Rental income - affiliated               78,165       78,165      234,495      236,585
  Interest and other income                10,508        8,982       32,155       15,381
                                       ----------   ----------   ----------   ----------
                                          769,079      745,840    2,293,774    2,209,000

EXPENSES:
  Operating expenses                      185,219      191,649      491,692      522,273
  Operating expenses - affiliated          78,055       52,834      243,234      230,726
  Write-off of unamortized tenant
   and building improvements               15,420        3,936       56,693        4,384
  Interest expense                        143,037      146,509      440,558      438,360
  Management fees                          40,308       37,852      118,558      111,933
  Real estate taxes                        54,295       58,703      162,835      162,305
  Professional and administrative
   expenses                                15,322       13,143       42,663       39,648
  Professional and administrative
   expenses - affiliated                   36,879       37,790      109,491      104,103
  Depreciation and amortization           262,733      252,949      773,408      754,535
                                       ----------   ----------   ----------   ----------
                                          831,268      795,365    2,439,132    2,368,267
                                       ----------   ----------   ----------   ----------
Net loss                              $   (62,189) $   (49,525) $  (145,358) $  (159,267)
                                       ==========   ==========   ==========   ==========
Net loss allocated to limited
 partners                             $   (35,694) $   (24,438) $   (67,558) $   (83,710)
                                       ==========   ==========   ==========   ==========
Net loss per limited partnership
 unit                                 $     (2.29) $     (1.57) $     (4.33) $     (5.37)
                                       ==========   ==========   ==========   ==========
Weighted average number of units           15,600       15,600       15,600       15,600
                                       ==========   ==========   ==========   ==========

                                    NTS-PROPERTIES III

                                 STATEMENTS OF CASH FLOWS
                                           Three Months Ended         Nine Months Ended
                                              September 30,             September 30,

                                           1995          1994        1995        1994

CASH FLOWS FROM OPERATING
 ACTIVITIES
Net loss                              $   (62,189) $   (49,525) $  (145,358) $  (159,267)
Adjustments to reconcile net loss
 to net cash provided by operating
 activities:
  Provision for doubtful accounts          21,224      (14,813)      62,788        --
  Accrued interest on investment
   securities                               3,884         --           --          --
  Write-off of unamortized tenant
   improvements                            15,420        3,936       56,693        4,384
  Depreciation and amortization           262,733      252,949      773,408      754,535
  Change in assets and liabilities:
   Cash and equivalents - restricted      (17,775)     (13,659)     (51,953)     (40,977)
   Accounts receivable                     20,834       34,328        4,183       10,305
   Other assets                             6,793       12,485      (28,622)     (11,915)
   Accounts payable - operations           (5,487)     (29,468)       8,420       22,937
   Security deposits                          869           57        7,563       (1,165)
   Other liabilities                        5,688        4,157      103,410      108,298
                                        ---------    ---------    ---------     --------
   Net cash provided by operating
    activities                            251,994      200,447      790,532      687,135
                                        ---------    ---------    ---------     ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES
Additions to land, buildings and
 amenities                                (36,510)     (94,460)    (361,680)    (292,188)
Increase in cash and equivalents -
 restricted                               (21,192)     (24,170)     (64,749)     (67,258)
Decrease in accounts payable
 - construction                           (85,454)     (50,530)    (132,451)      (5,646)
Purchase of investment securities           --           --        (299,808)        --
Maturity of investment securities         299,808        --         299,808         --
                                        ---------    ---------    ---------     --------
   Net cash provided by (used in)
    investing activities                  156,652     (169,160)    (558,880)    (365,092)
                                        ---------    ---------    ---------     --------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Principal payments on mortgage
 payable                                  (24,231)     (22,125)     (71,072)     (64,896)
Cash distributions                        (39,000)       --        (117,000)       --
                                        ---------     --------     --------     --------
   Net cash used in financing
    activities                            (63,231)     (22,125)    (188,072)     (64,896)
                                        ---------     --------     --------     --------
   Net increase in cash and
    equivalents                           345,415        9,162       43,580      257,147

CASH AND EQUIVALENTS, beginning of
 period                                   432,368      692,480      734,203      444,495
                                        ---------     --------     --------     --------
CASH AND EQUIVALENTS, end of
 period                               $   777,783  $   701,642  $   777,783  $   701,642
                                        =========     ========     ========     ========
Interest paid on a cash basis         $   143,634  $   146,227  $   443,161  $   438,403
                                        =========     ========     ========     ========

                            NTS-PROPERTIES III

                      NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1994 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 1995 and 1994.

1. Cash and Equivalents - Restricted

   Cash and equivalents - restricted represents escrow funds which are to be released as the HVAC system and asphalt paving at Peachtree Corporate Center are replaced and funds which have been escrowed with a mortgage company for NTS Plainview Plaza II's 1995 property taxes in accordance with the loan agreements.

2. Investment Securities

   Investment securities represent investments in Certificates of Deposit or securities issued by the U. S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. As of September 30, 1995 and December 31, 1994, the Partnership held no investments with initial maturities greater than three months.

3. Mortgages Payable

   Mortgages payable consist of the following:

                                                    September 30,  December 31,
                                                         1995         1994

   Mortgage payable to an insurance
   company bearing interest at 9.125%,
   maturing November 1, 1998, secured
   by land and building                               $ 2,489,407  $ 2,560,479

   Mortgage payable to an insurance
   company maturing June 1, 2001,
   secured by land and buildings,
   bearing a variable interest rate
   based on the 10-year treasury bill
   rate plus 60 basis points.  The rate
   is adjusted quarterly (not to exceed
   11.65% or be less than 7.65%).  The
   current rate at September 30, 1995
   is 7.65%                                              4,500,000   4,500,000
                                                        ----------  ----------
                                                       $ 6,989,407 $ 7,060,479
                                                        ==========  ==========
4. Related Party Transactions

   Property management fees of $118,558 and $111,933 for the nine months ended September 30, 1995 and 1994, respectively, were paid to NTS Development Company, an affiliate of the general partner, pursuant to an agreement with the Partnership. The fee is equal to 5% of gross revenues from the Partnership's properties. Also, as permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $22,105 and $16,495 as a repair and maintenance fee during the nine months ended September 30, 1995 and 1994, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by the partnership agreement, the Partnership also was charged the following amounts from NTS Development Company for the nine months ended September 30, 1995 and 1994. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities. These charges were as follows:

                                          1995            1994

          Leasing agents               $ 107,158       $  97,399
          Administrative                 131,388         125,810
          Property manager               142,496         133,032
          Other                            9,710          11,191
                                        --------        --------
                                       $ 390,752       $ 367,432
                                        ========        ========
   During the nine months ended September 30, 1995 and 1994, NTS Development Company leased approximately 23,000 square feet of the available space in the Plainview Plaza II property at a base rent of approximately $13.50 per square foot. The Partnership has earned approximately $234,000 in rental payments from NTS Development Company during the nine months ended September 30, 1995 and 1994. The lease expires in February 1996.

5. Reclassification of 1994 Financial Statements

   Certain reclassifications have been made to the September 30 and December 31, 1994 financial statements to conform with the September 30, 1995 classifications. These reclassifications have no effect on previously reported operations.

6. Subsequent Event

   On October 3, 1995, the Partnership established an Interest Repurchase Reserve in the amount of $156,000 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With this Interest Repurchase Reserve, the Partnership will be able to repurchase up to 750 Units at a currently contemplated price of $208 per Unit. The Partnership notified the limited partners of the establishment of the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price pursuant to a letter dated October 3, 1995. Repurchased Units will be retired by the Partnership, thereby reducing the total number of Units outstanding. The Interest Repurchase Reserve was funded from cash reserves.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The occupancy levels at the Partnership's properties as of September 30 were as follows:

                                             1995          1994

Plainview Plaza II                            86%           83%

Plainview Triad North                         95%           92%

Peachtree Corporate Center                    92%           86%

The rental and other income generated by the Partnership's properties for the three months and nine months ended September 30 was as follows:

                               Three Months Ended    Nine Months Ended
                                  September 30,        September 30,

                                 1995      1994       1995       1994

Plainview Plaza II            $276,913   $260,789   $829,970   $792,433

Plainview Triad North         $238,297   $236,262   $708,827   $690,239

Peachtree Corporate Center    $245,110   $240,065   $731,279   $713,128

Plainview Plaza II's occupancy increased 3% from September 30, 1994 to September 30, 1995 as a result of three new leases totalling approximately 9,300 square feet. Partially offsetting the new leases are three tenants, who had occupied approximately 5,700 square feet, vacating at the end of the lease terms. Average occupancy at Plainview Plaza II increased from 83%
(1994) to 86% (1995) for the nine months ended September 30 and from 83%
(1994) to 86% (1995) for the three month period. The increase in rental and other income at Plainview Plaza II for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 is due to the increase in average occupancy.

Plainview Triad North's occupancy increased 3% from September 30, 1994 to September 30, 1995 as a result of one new lease totalling approximately 4,900 square feet. Partially offsetting this new lease are three tenants, who had occupied approximately 2,300 square feet, vacating at the end of the lease terms. Average occupancy at Plainview Triad North increased from 92%
(1994) to 94% (1995) for the nine month period ended September 30. Average occupancy was 93% for both the 1994 and 1995 three month periods. Rental and other income at Plainview Triad North increased for the nine months ended September 30, 1995 as compared to the same period in 1994 due to the increase in average occupancy partially offset by an increase in the provision for doubtful accounts. Rental and other income remained fairly constant for the three month period.

Peachtree Corporate Center's occupancy increased 6% from September 30, 1994 to September 30, 1995 due to 19 new leases totalling approximately 44,000 square feet. Of this total, approximately 12,000 square feet represents expansions by six current tenants. Partially offsetting the new leases are 13 tenant move-outs totalling approximately 34,000 square feet. Approximately 22,000 square feet of this total represents eight tenants who vacated and ceased making rental payments in breach of the lease terms due principally to bankruptcies. Accrued income associated with these leases of approximately $10,000 was written off as uncollectible. The remaining 12,000 square feet represents six tenants who vacated at the end of the lease terms.

Rental and other income at Peachtree Corporate Center increased for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 as a result of an increase in average occupancy - 91%
(1995) compared to 86% (1994) for the three month period and 88% (1995) compared to 84% (1994) for the nine month period. Peachtree Corporate Center receives rental income from the leasing of both office space and warehouse space. Office space rents for approximately $7.00 to $9.00 per square foot compared to $3.50 to $4.50 per square foot for warehouse space. Rental and other income also increased for both periods due to the fact that office space occupied as a percentage of the total square feet occupied has increased in 1995 compared to 1994. The increase in rental and other income is partially offset by an increase in the provision for doubtful accounts and a decrease in the average rental rate realized from office space leased.

In cases of tenants abandoning the premises, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need for any additional financing.

Interest and other income includes interest income earned from short-term investments made by the Partnership with excess cash and from funds escrowed for the replacement of the HVAC system and asphalt paving at Peachtree Corporate Center (Cash and equivalents - restricted). Interest income increased for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 as a result of an increase in interest earned on the Escrow Funds and an increase in excess cash available for investment.

Operating expenses decreased for the nine months ended September 30, 1995 as compared to the same period in 1994 as a result of decreased snow removal, janitorial and landscaping costs at Plainview Plaza II and Plainview Triad North, decreased utility costs at Plainview Plaza II and decreased security service expense at Peachtree Corporate Center. Partially offsetting the decrease in operating expenses for the nine month period is an increase in utility costs and landscaping costs at Peachtree Corporate Center. Operating expenses decreased for the three month period as a result of decreased landscaping and janitorial costs at Plainview Plaza II and Plainview Triad North and decreased repair and maintenance costs at all the Partnership's properties. The decreases in operating expenses for the three month period are partially offset by increased landscaping costs at Peachtree Corporate Center.

The increase in operating expenses - affiliated for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 is due to an increase in leasing and property management salaries at all of the Partnership's properties.

The 1995 write-off of unamortized tenant and building improvements can be attributed to Peachtree Corporate Center (tenant and building improvements) and Plainview Plaza II (building improvements). Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. In order to complete the renovation, it is sometimes necessary to replace improvements which have not been fully depreciated. This results in a write-off of unamortized tenant improvements. The write-off of unamortized building improvements at Peachtree Corporate Center is the result of exterior building renovations. The write-off of unamortized building improvements at Plainview Plaza II is the result of a common area lobby renovation. The renovation included an upgrade of current restroom facilities, improvement of handicap restroom facilities, new carpet and wallcoverings. The write-off represents the cost of previous renovations which had not been fully depreciated.

The overall change in interest expense for the three month and nine month periods ended September 30 was not significant. See Note 3 of the Partnership's financial statements for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes remained fairly constant for the nine months ended September 30, 1995 as compared to the same period in 1994. Current year real estate taxes are based on the prior year's actual expense until current year rates and assessments are received at which time any necessary adjustments are made. Assessments and tax rates were fairly constant from 1994 to 1995. The decrease in real estate taxes for the three months ended September 30, 1995 as compared to the same period in 1994 is due to an adjustment in 1994 which resulted from an increase in the 1994 assessment of Plainview Triad North and an increase in 1994 tax rates over 1993 rates at all of the Partnership's properties. The 1994 adjustment was partially offset by a decrease in the 1994 assessment for Plainview Plaza II. The assessment at Peachtree Corporate Center remained fairly constant from 1993 to 1994.

Professional and administrative expenses remained fairly constant for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994.

The increase in professional and administrative expenses - affiliated for the nine months ended September 30, 1995 as compared to the same periods in 1994 is primarily due to increased accounting salaries. Professional and administrative expenses - affiliated remained fairly constant for the three months ended September 30, 1995 as compared to the same period in 1994.

The increase in depreciation and amortization for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 is due to approximately $525,000 of new assets placed in service since September 30, 1994. The increase in depreciation and amortization is partially offset by the fact that a portion of the Partnership's assets have become fully depreciated.

Liquidity and Capital Resources

The Partnership had cash flow from operations of $790,532 and $687,135 for the nine months ended September 30, 1995 and 1994, respectively. These funds, in conjunction with cash on hand, were used to make a 1% (annualized) distribution of $117,000 (1995). The annualized distribution rate is calculated as a percent of the initial equity. The limited partners received 100% of these distributions. The Partnership did not make a cash distribution during the nine months ended September 30, 1994. The Partnership determined it necessary to temporarily suspend cash distributions until adequate cash reserves for future leasing costs, tenant finish and other capital improvements were established, and sufficient cash was being generated from operations which, in management's opinion, warranted a cash distribution.

As of September 30, 1995, the Partnership had a mortgage payable to an insurance company in the amount of $4,500,000. The mortgage bears a variable interest rate which adjusts quarterly to 60 basis points over the 10-year treasury bill rate. At no time will the rate exceed 11.65% or be less than 7.65% per annum. The current rate at September 30, 1995 was 7.65%. The loan is secured by a first mortgage on Plainview Triad North and Peachtree Corporate Center with a second position behind the holder of the permanent mortgage on Plainview Plaza II. The unpaid balance of the loan is due June 1, 2001.

As of September 30, 1995, the Partnership also had a mortgage payable to an insurance company in the amount of $2,489,407. The mortgage bears a fixed interest rate of 9.125% and is due November 1, 1998. The outstanding balance at maturity based on the current rate of amortization will be $2,140,539.

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and reductions in accounts payable - construction and are funded by operating activities. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities also include cash which is being escrowed for the replacement of the HVAC system and asphalt paving at Peachtree Corporate Center and purchases of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its excess cash. The Partnership intends to hold the securities until maturity. Cash flows provided by investing activities are from the maturity of investment securities. Cash flows used in financing activities include cash distributions and principal payments on the $2.5 million mortgage payable. The Partnership does not expect any material changes in the mix and relative cost of capital resources.

In the next 12 months, the General Partner expects a demand on future liquidity as a result of 85,042 square feet in leases expiring from October 1, 1995 through September 30, 1996 (Plainview Plaza II - 37,371 square feet,

Plainview Triad North - 7,968 square feet and Peachtree Corporate Center - 39,703 square feet). At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

The General Partner also anticipates a demand on future liquidity in the next 12 months, as a result of the Partnership's plans to complete the renovation of the common area lobbies at Plainview Plaza II. The project is to include an upgrade of current restroom facilities, improvement of handicap restroom facilities, new carpet and wallcoverings. The project is anticipated to cost approximately $190,000. A portion of this project was completed during the first and second quarter of 1995 at a cost of approximately $93,000. The cost of this project will be funded from cash reserves and cash flow from operations. As of September 30, 1995, the Partnership had no material commitments for the remaining renovations.

A demand on future liquidity is also anticipated as the General Partner expects to renovate and update the exterior of the NTS Plainview Plaza II property during 1996. The renovation is designed to make the property more competitive and enhance its value. The project will be funded from cash reserves and cash flow from operating activities. As of September 30, 1995, no commitments had been made in connection with this project.

Future liquidity in the amount of $150,000 will be required to fund the Interest Repurchase Reserve which the Partnership established on October 3, 1995 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With this Interest Repurchase Reserve, the Partnership will be able to repurchase up to 750 Units at a currently contemplated price of $208 per Unit. The Partnership notified the limited partners by letter dated October 3, 1995 of the establishment of the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price. Repurchased Units will be retired by the Partnership, thereby reducing the total number of Units outstanding. The Interest Repurchase Reserve was funded from cash reserves.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the nine months ended September 30, 1995 and 1994. The General Partner did not receive a distribution during these periods. Distributions were funded by cash flow derived from operating activities.

                                       Net Income                  Return
                                         (Loss)        Cash          of
                                       Allocated   Distributions   Capital

               Limited Partners:
                     1995             $ (67,558)    $ 117,000    $ 117,000
                     1994               (83,710)        --           --

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

         None

   3. Defaults upon Senior Securities

         None

   4. Submission of Matters to a Vote of Security Holders

         None

   5. Other Information

         None

   6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 27. Financial Data Schedule

         (b)  Reports on Form 8-K

           There were no reports on Form 8-K filed during the three months ended September 30, 1995.

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



Date:  November 10, 1995