Form 10-K
period 1995-12-31
NTS PROPERTIES III
filed 1996-03-29
CIK 703667

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

         X       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        ____     For the fiscal year ended    December 31, 1995

                                           OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the Transition period from_______ to_______

                          Commission file number    0-11176

                              NTS-PROPERTIES III
             (Exact name of registrant as specified in its charter)

              Georgia                               61-1017240
              -------                           -----------------
  (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                 Identification No.)



   10172 Linn Station Road
   Louisville, Kentucky 40223                          40223
---------------------------------              --------------------
(Address of principal executive                      (Zip Code)
offices)

Registrant's telephone number, including area code:      (502) 426-4800
                                                         ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   YES  X         NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Exhibit Index: See Page 34

Total Pages: 37

                                TABLE OF CONTENTS


                                                                      Pages

                                     PART I

Items 1 and 2    Business and Properties                                3-9
Item 3           Legal Proceedings                                        9
Item 4           Submission of Matters to a Vote
                   of Security Holders                                    9


                                     PART II

Item 5           Market for the Registrant's Limited Partnership
                   Interests and Related Partner Matters                 10
Item 6           Selected Financial Data                                 11
Item 7           Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                         12-18
Item 8           Financial Statements and Supplementary
                   Data                                               19-29
Item 9           Changes in and Disagreements with
                   Accountants on Accounting and
                   Financial Disclosure                                  30


                                    PART III

Item 10          Directors and Executive Officers of
                   the Registrant                                     30-31
Item 11          Management Remuneration and Transactions                31
Item 12          Security Ownership of Certain Beneficial
                   Owners and Management                                 32
Item 13          Certain Relationships and Related
                   Transactions                                       32-33


                                     PART IV

Item 14          Exhibits, Financial Statement Schedules
                   and Reports on Form 8-K                            34-36


Signatures                                                               37

                                     PART I

Items 1. and 2.  Business and Properties

General

NTS-Properties III (the "Partnership") is a limited partnership organized under the laws of the state of Georgia on June 24, 1982. The general partner is NTS-Properties Associates, a Georgia limited partnership. As of December 31, 1995, the Partnership owned the following properties:

        - Peachtree Corporate Center, a business park with approximately 192,000 net rentable square feet located in Norcross, Georgia, a suburb of Atlanta. Acquired complete on January 26, 1983.

        - Plainview Plaza II, an office complex with approximately 113,000 net rentable square feet located in Jeffersontown, Kentucky, a suburb of Louisville. Acquired complete on January 26, 1983.

        - Plainview Triad North, an office complex with approximately 89,000 net rentable square feet located in Jeffersontown, Kentucky.
           Acquired complete on February 15, 1983.

The Partnership has a fee title interest in the above properties. The General Partner believes that the Partnership's properties are adequately covered by insurance.

Plainview Plaza II is encumbered by a permanent mortgage payable to an insurance company. The outstanding balance at December 31, 1995 was $2,464,619. The mortgage is payable in monthly installments of $32,335 which includes principal, interest and property taxes. The mortgage bears a fixed interest rate of 9.125% and is due November 1, 1998. The outstanding principal balance at maturity based on the current rate of amortization will be $2,140,539.

The Partnership's properties are encumbered by a mortgage payable to an insurance company. The loan is secured by a first mortgage on Plainview Triad North and Peachtree Corporate Center with a second mortgage behind the holder of the permanent mortgage on Plainview Plaza II. The outstanding balance at December 31, 1995 was $4,500,000. The mortgage is payable in monthly installments of $35,187 which includes interest and repair escrow. As part of the loan agreement, the Partnership is required to place in escrow $6,500 each month. The Funds will be released as the heating, ventilating and air conditioning ("HVAC") system and asphalt paving at Peachtree Corporate Center are replaced. The mortgage bears a variable interest rate which adjusts quarterly to 60 basis points over the 10-year treasury bill rate. At no time will the rate exceed 11.65% or be less than 7.65% per annum. The current rate at December 31, 1995 is 7.65%. The total amount of the loan is due June 1, 2001. The mortgage is closed to prepayment for the first year. Beginning the second year through the end of year five, prepayment is allowed based on a 2% penalty on the outstanding balance. Starting year six, no prepayment penalty will be charged.

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant finish improvements as required by lease negotiations at the Partnership's properties. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Tenant finish improvements will be funded by cash flow from operations and/or cash reserves. As of December 31, 1995, the Partnership had no material commitments for tenant finish improvements.

Items 1. and 2.  Business and Properties

Subsequent to December 31, 1995, the Partnership made a commitment of approximately $95,000 for tenant finish improvements at Plainview Plaza II as a result of a lease renewal and expansion. The expansion increases the tenant's current leased space of approximately 48,000 square feet by approximately 5,400 square feet and the renewal extends the lease for five years. The project is expected to be completed during the second quarter of 1996. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

The Partnership's plans for renovations and other major capital expenditures also include the replacement of the HVAC system at Peachtree Corporate Center. The HVAC system at Peachtree Corporate Center is designed in such a manner that each suite's system is separate in structure; therefore, individual units are replaced only as needed. Effective July 1995, new leases and lease renewals at Peachtree Corporate Center require the tenant to maintain and replace the HVAC system in the leased space beginning one year from the date of occupancy. As of December 31, 1995, approximately 16% of the center's tenants were subject to this lease provision. The Partnership is escrowing cash monthly to fund the HVAC system replacements at Peachtree Corporate Center. (See the discussion regarding the repair escrow on page 3.) The balance in the escrow account at December 31, 1995 was $381,871.

At Plainview Plaza II, the Partnership's renovation plans include the remodeling of common area lobbies. The project is to include an upgrade of current restroom facilities, improvement of handicap restroom facilities, new carpet and wallcoverings. The project is anticipated to cost approximately $250,000. A portion of this project was completed during the first and second quarter of 1995 at a cost of approximately $93,000. As of December 31, 1995, the Partnership had no commitments for the remaining renovation. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

At Plainview Plaza II, the Partnership also expects to renovate and update the exterior of the property during 1996. The renovation is designed to make the property more competitive and enhance its value. The project is anticipated to cost approximately $900,000. The General Partner of the Partnership anticipates that the project will be funded with a combination of debt financing, cash reserves and cash flow from operating activities. As of December 31, 1995, no commitments had been made in connection with this project.

The Partnership had no other material commitments for renovations and capital improvements at December 31, 1995 than those previously discussed.

The Partnership is engaged solely in the business of owning and operating commercial real estate. A presentation of information concerning industry segments is not applicable.

The current business of the Partnership is consistent with the original purpose of the Partnership which was to acquire, own and operate Plainview Plaza II, Peachtree Corporate Center and Plainview Triad North. The Partnership's properties are in a condition suitable for their intended use.

The Partnership intends to hold the Properties until such time as sale or other disposition appears to be advantageous with a view to achieving the Partnership's investment objectives or it appears that such objectives will not be met. In deciding whether to sell a Property, the Partnership will consider factors such as potential capital appreciation, cash flow and Federal income tax considerations, including possible adverse Federal income tax consequences to the Limited Partners. The General Partner of the Partnership is currently exploring the marketability of certain of its properties, and has not yet determined if any of the properties might be sold in the next 12 months.

Plainview Plaza II

Except as indicated in the table below and on page 6, base annual rents, which include the cost of utilities, currently range from $11.88 to $15.85 per square foot. The average base annual rental as of December 31, 1995 was approximately $13.39 per square foot. Office space is ordinarily leased for between one to five years with the majority of current leases providing for five year terms
(1). Current leases terminate between 1996 and 2004 and provide for renewal options of between one and five years at rates which are based upon increases in the consumer price index and/or are negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. As of December 31, 1995, there were 11 tenants leasing office space aggregating approximately 92,000 square feet of rentable area. The tenants who occupy Plainview Plaza II are professional service-oriented organizations. The principal occupations/professions practiced include real estate, architecture, a payroll processing center and management offices for a regional grocery chain. Two tenants lease more than 10% of Plainview Plaza II's rentable area: The Kroger Company (42.5%) and NTS Development Company, an affiliate of the general partner (20.5%). The lease agreement with NTS Development Company expired February 1996 and provided for a base rental of $13.50 per square foot. It is anticipated that this lease will be renewed at current market rates. The lease terms between the Partnership and NTS Development Company will be on terms no less favorable than those which could be obtained from an unaffiliated third party. The occupancy levels as of December 31 were 82% (1995), 88% (1994), 83%
(1993), 83% (1992) and 92% (1991).

The following table contains approximate data concerning the leases in effect on December 31, 1995.

Major Tenants:

                                                    Current Base
                                  Sq. Ft. and      Annual Rental
                                    % of Net      and % of Gross
                      Year of       Rentable        Base Annual         Renewal
      Name          Expiration        Area            Rental            Options
      ----          ----------        ----            ------            -------

The Kroger Company     2004(2)   48,018 (42.5%) $439,764 (43.4%)(3)  3 Five-Year
NTS Development
 Company               1996      23,160 (20.5%) $312,660 (30.9%)     1 One-Year


(1) Excluding the Kroger Company lease. The current lease term is for a period of five years and two months. The Kroger Company has been a tenant of Plainview Plaza II since 1979. See note (2) for additional information regarding the Kroger Company's lease.
(2) During 1995, the Partnership negotiated a five-year renewal and expansion with the Kroger Company. The renewal extends the lease to December 31, 2004 and the expansion is for 5,417 square feet. Occupancy of the expansion is expected in the second quarter of 1996.
(3) The Kroger Company lease provides that they pay their own electricity and cleaning costs and thus the base rent is below $11.88 per square foot.

Other Tenants:

                                               Current Base
                             Sq. Ft. and       Annual Rental
                               % of Net        and % of Gross
      No. of      Year of      Rentable         Base Annual         Renewal
      Tenants   Expiration       Area              Rental           Options
      -------   ----------       ----              ------           -------

         5         1996      9,069 ( 8.0%)  $ 95,352 ( 9.4%)(1)  2 Three-Year
         2         1997      3,063 ( 2.7%)  $ 37,176 ( 3.7%)     None
         1         1998      3,771 ( 3.3%)  $ 45,816 ( 4.5%)     None
       None        1999           --                --                --
         1         2000      5,145  (4.6%)  $ 81,564 ( 8.1%)     3 One-Year

(1) Included is a 2,950 square foot tenant whose base rent is below $11.88. The tenant currently pays $6.78 per square foot as a result of a lease renegotiation.

Plainview Triad North

Base annual rentals, which include the cost of utilities, currently range from $10.93 to $15.56 per square foot. The average base rental as of December 31, 1995 was approximately $12.10 per square foot. Office space is ordinarily leased for one to six years with the majority of current leases providing for six year terms. Current leases terminate between 1996 and 1999. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. As of December 31, 1995, there were 7 tenants leasing office space aggregating approximately 83,500 square feet of rentable area. The tenants who occupy Plainview Triad North are professional service- oriented organizations. The principal occupations/professions practiced include insurance, healthcare and sales. One tenant leases more than 10% of Plainview Triad North's rentable area: Aetna Life Insurance Company (74.2%). The occupancy levels at the office building as of December 31 were 93% (1995), 95% (1994), 91% (1993), 85% (1992) and 75% (1991).

The following table contains approximate data concerning the leases in effect on December 31, 1995:

Major Tenant:
                                                       Current Base
                                     Sq. Ft. and      Annual Rental
                                      % of Net       and % of Gross
                        Year of       Rentable         Base Annual       Renewal
       Name           Expiration        Area             Rental          Options
       ----           ----------        ----             ------          -------

Aetna Life
 Insurance Company       1997      66,337 (74.2%)   $795,936 (78.8%)   None

Other Tenants:

                                                      Current Base
                                     Sq. Ft. and      Annual Rental
                                       % of Net      and % of Gross
      No. of           Year of        Rentable         Base Annual       Renewal
      Tenants         Expiration        Area             Rental          Options
      -------         ----------        ----             ------          -------

         2               1996       7,555 ( 8.4%)   $ 87,216 ( 8.6%)   2 90-Day
         1               1997       2,181 ( 2.4%)   $ 27,590 ( 2.7%)   None
         2               1998       5,760 ( 6.4%)   $ 73,767 ( 7.3%)   None
         1               1999       1,670 ( 1.9%)   $ 25,992 ( 2.6%)   None

Peachtree Corporate Center

Base annual rentals, which exclude the cost of utilities, currently range from $6.92 to $10.53 per square foot for office space, $3.46 to $5.10 per square foot for warehouse space and $3.41 per square foot for mezzanine storage space. The average base annual rental for all space leased as of December 31, 1995 was $6.11 per square foot. Office, warehouse and/or mezzanine storage space is ordinarily leased for between one and six years with the majority of current leases providing for three year terms. Current leases terminate between 1996 and 2000. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance and real estate taxes. As of December 31, 1995, there were 53 tenants leasing office, warehouse and storage space aggregating approximately 167,000 (1) square feet of rentable area, none of which leased more than 10% of the business park's rentable area. The tenants who occupy Peachtree Corporate Center are professional service-oriented organizations. The principal occupations/professions practiced include sales-related services. The occupancy levels at the business park as of December 31 were 89% (1995), 80% (1994), 82% (1993), 75% (1992) and 90% (1991).

The following table contains approximate data concerning the leases in effect on December 31, 1995:

                                               Current Base
                               Sq. Ft. and     Annual Rental
                                 % of Net     and % of Gross
      No. of      Year of       Rentable        Base Annual           Renewal
      Tenants    Expiration       Area (2)        Rental              Options
      -------   -----------  --------------  ----------------       ---------

        16          1996     43,640 (23.0%)  $252,852 (24.8%)       None
        11          1997     33,460 (17.4%)  $191,568 (18.8%)       None
        20          1998     46,474 (23.9%)  $288,732 (28.1%)       None
         2          1999     17,941 ( 9.3%)  $105,924 (10.3%)       None
         4          2000     25,511 (13.3%)  $184,392 (18.0%)       None

(1) Excludes approximately 3,300 square feet which is occupied by the business park's property management and leasing staff.
(2) Rentable area includes only ground floor square feet (office and warehouse space).

Additional operating data regarding the Partnership's properties is furnished in the following table.

                                                                      Peachtree
                            Plainview            Plainview            Corporate
                             Plaza II          Triad North             Center
                             --------          -----------             ------
Federal tax basis          $7,359,902           $6,940,972           $9,529,756
Realty tax rate                .01141               .01141               .03705
Annual realty taxes           $63,248              $49,245             $103,732

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 3 - 30 for amenities. The estimated realty taxes on the proposed exterior renovation at Plainview Plaza II is approximately $9,000. The estimated realty taxes on all other planned renovations, primarily tenant improvements, would not be material.

See Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7.) for explanations regarding the fluctuations of income and occupancy at the Partnership's properties.

Competition

The Partnership's properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 1995, there are no properties under construction in the respective vicinities in which the properties are located. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties

NTS Development Company, an affiliate of NTS Properties Associates, the general partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a general partner of NTS Properties
Associates. Under the agreement, the Property Manager establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, the Property Manager received $161,638 for the year ended December 31, 1995. The fee is equal to 5% of gross revenues from the Partnership's properties.

In addition, the management agreement requires the Partnership to purchase all insurance relating to the managed properties, to pay the direct out-of-pocket expenses of the Property Manager in connection with the operation of the properties, including the cost of goods and materials used for and on behalf of the Partnership, and to reimburse the Property Manager for the salaries, commissions, fringe benefits, and related employment expenses of on-site personnel.

The term of the Management Agreement between NTS Development Company and the Partnership was for an initial term of five years, and thereafter for succeeding one-year periods, unless canceled. The Agreement is subject to cancellation by either party upon sixty days written notice. As of December 31, 1995, the Management Agreement is still in effect.

Conflict of Interest

Because the principals of the general partner and/or its affiliates own and/or operate real estate properties other than those owned by the Partnership that are or could be in competition with the Partnership, potential conflicts of interest exist. Because the Partnership was organized and is operated by the General Partner, these conflicts are not resolved through arm's length negotiations but through the exercise of the General Partner's good judgment consistent with its fiduciary responsibility to the Limited Partners and the Partnership's investment objectives and policies. The General Partner is accountable to the Limited Partners as a fiduciary and consequently must exercise good faith and integrity in handling the Partnership's affairs. A provision has been made in the Partnership Agreement that the General Partner will not be liable to the Partnership except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. In addition, the Partnership Agreement provides for indemnification by the Partnership of the General Partner for liability resulting from errors in judgment or certain acts or omissions. With respect to these potential conflicts of interest, the general partner and its affiliates retain a free right to compete with the Partnership's properties including the right to develop competing properties now and in the future, in addition to those existing properties which may compete directly or indirectly.

NTS Development Company, the Property Manager and an affiliate of the general partner, acts in a similar capacity for other affiliated entities in the same geographic region where the Partnership has property interests. The agreement with the Property Manager is on terms no less favorable to the Partnership than those which could be obtained from a third party for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60 days written notice.

There are no other agreements or relationships between the Partnership, the General Partner and its affiliates other than those previously described.

Employees

The Partnership has no employees; however, employees of an affiliate of the general partner are available to perform services for the Partnership. The Partnership reimburses this affiliate for the actual costs of providing such services.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Registrant's Limited Partnership Interests and Related Partner Matters

The Partnership had 1,148 limited partners as of February 29, 1996. There is no established trading market for the limited partnership interests, nor is one likely to develop.

Cash distributions and allocations of net income (loss) are made as described in
Note 1C to the Partnership's 1995 financial statements. Annual distributions totalling $10.00 (1995) and $2.50 (1994) were paid per limited partnership unit. The Partnership did not make a cash distribution during 1993. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and required cash reserves, as determined by the general partner, for future leasing costs, tenant finish costs and capital improvements. Distributions were paid quarterly as follows:


                                 1995                 1994                1993
                              ----------           ----------           -------

First quarter                  $ 2.50                $  --              $  --
Second quarter                   2.50                   --                 --
Third quarter                    2.50                   --                 --
Fourth quarter                   2.50                  2.50                --
                                -------                ------              ----
                               $10.00                $ 2.50             $  --
                                ======                ======              ====

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1995, 1994 and 1993. The General Partner did not receive a distribution during these years. Distributions were funded by cash flow derived from operating activities.



                        Net Income                Cash
                          (Loss)              Distributions         Return of
                        Allocated               Declared             Capital
                        ---------               --------             -------

Limited Partners:
       1995             $ (86,496)               $ 154,125          $ 154,125
       1994               (97,062)                  39,000             39,000
       1993              (214,680)                      --                 --

Item 6.  Selected Financial Data

For the years ended December 31, 1995, 1994, 1993, 1992 and 1991.


                                       1995               1994                1993                1992                 1991
                                    -----------       ------------        ------------        ------------         --------

Total revenues                     $ 3,073,103        $ 2,960,275         $ 2,830,574         $ 2,739,725          $ 3,005,802

Total expenses                      (3,262,493)        (3,157,866)         (3,149,056)         (3,175,135)          (3,256,841)
                                    -----------        -----------         -----------         -----------          -----------

Net loss                           $  (189,390)       $  (197,591)        $  (318,482)        $  (435,410)         $  (251,039)
                                    ===========        ===========         ===========         ===========          ===========

Net loss allocated to:
 General partner                   $  (102,894)       $  (100,529)        $  (103,802)        $  (105,100)         $   (94,929)
 Limited partners                  $   (86,496)       $   (97,062)        $  (214,680)        $  (330,310)         $  (156,110)

Net loss per limited
 partnership unit                  $     (5.48)       $     (6.22)        $    (13.76)        $    (21.17)         $    (10.01)

Weighted average number
 of limited partnership
 units                                  15,495             15,600              15,600              15,600               15,600

Cumulative net income
 (loss) allocated to:
  General partner                  $(2,195,635)       $(2,092,741)        $(1,992,212)        $(1,888,410)         $(1,783,310)
  Limited partners                 $  (448,502)       $  (362,006)        $  (264,944)        $   (50,264)         $   280,046

Cumulative taxable
 income (loss) allocated to:
  General partner                  $(2,696,785)       $(2,545,416)        $(2,390,433)        $(2,232,893)         $(2,075,731)
  Limited partners                 $  (928,736)       $  (926,612)        $  (719,138)        $  (503,072)         $  (324,138)

Distributions declared:
 General partner                   $     --           $     --            $     --            $     --             $     --
 Limited partners                  $   154,125        $    39,000         $     --            $   234,000          $   468,000

Cumulative distributions
 declared:
  General partner                  $   206,985        $   206,985         $   206,985         $   206,985          $   206,985
  Limited partner                  $11,241,827        $11,087,702         $11,048,702         $11,048,702          $10,814,702

At year end:
 Land, buildings and
  amenities, net                   $ 9,585,286        $10,242,936         $10,783,103         $11,530,785          $12,315,307

Total assets                       $11,120,854        $11,862,286         $12,011,140         $12,391,021          $13,327,837

Mortgages and Notes
 Payable                           $ 6,964,619        $ 7,060,749         $ 7,148,009         $ 7,227,933          $ 7,300,912


The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The occupancy levels at the Partnership's properties as of December 31 were as follows:


                                     1995             1994               1993
                                     ----             ----               ----

Plainview Plaza II                    82%              88%                83%
Plainview Triad North                 93%              95%                91%
Peachtree Corporate Center            89%              80%                82%

The rental and other income generated by the Partnership's properties for the years ended December 31 were as follows:



                                      1995               1994               1993
                                      ----               ----               ----

Plainview Plaza II              $1,098,934         $1,061,476         $1,060,013
Plainview Triad North           $  953,799         $  935,643         $  844,640
Peachtree Corporate Center      $  986,828         $  939,859         $  923,727

The 6% decrease in year-ending occupancy from 1994 to 1995 at Plainview Plaza II can be attributed to five tenants, who had occupied approximately 10,900 square feet, vacating at the end of the lease terms. Partially offsetting the tenant move-outs is one new lease totalling approximately 3,800 square feet. The new tenant took occupancy in June of 1995. Average occupancy increased from 83% in 1994 to 85% in 1995. The increase in rental and other income at Plainview Plaza II from 1994 to 1995 can be attributed to the increase in average occupancy during the year.

During 1995, the Partnership negotiated a five-year renewal and expansion with The Kroger Company, a major tenant at Plainview Plaza II. The renewal extends the lease to December 31, 2004 and the expansion is for 5,417 square feet. When The Kroger Company takes occupancy of the additional space (expected during the second quarter of 1996), Plainview Plaza II will be 86% occupied.

The 5% increase in year-ending occupancy from 1993 to 1994 at Plainview Plaza II can be attributed to two new leases totalling approximately 5,600 square feet. The new tenants took occupancy during November (422 square feet) and December (5,145 square feet) of 1994. Average occupancy at Plainview Plaza II was 83% in 1994 and 1993. The increase in rental and other income from 1993 to 1994 can be attributed to the increase in occupancy during the fourth quarter and an increase in pass through expense reimbursements. Leases at Plainview Plaza II provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. The increase in income is partially offset by termination penalty income in 1993 of approximately $12,000. This was collected from an approximately 3,600 square foot tenant who had, in 1992, vacated its suite prior to the end of the lease term. The tenant had wanted to expand its existing space; however, no additional space was available adjacent to their current location nor was there adequate contiguous space available in Plainview Plaza II to meet their needs. As a result of these circumstances, and in accordance with a prior agreement with the tenant, the tenant was released from its obligation upon payment of the termination penalty. There was no similar income in 1994.

Plainview Triad North's year-ending occupancy decreased 2% from 1994 to 1995 as a result of move-outs by three tenants (occupied approximately 2,900 square feet) and the downsizing (3,900 square feet) of one tenant. Partially offsetting the tenant move-outs and downsizing is a new lease totalling approximately 4,900 square feet. Average occupancy increased from 92% in 1994 to 94% in 1995. Rental and other income increased from 1994 to 1995 at Plainview Triad North as a result of the increase in average occupancy during the year.

Plainview Triad North's year-ending occupancy increased 4% from 1993 to 1994 as a result of four new leases totalling approximately 8,200 square feet all of which represent expansions by current tenants. Partially offsetting the new leases are three tenants, who had occupied approximately 4,600 square feet, vacating at the end of the lease terms. Average occupancy at Plainview Triad North for the year increased from 88% in 1993 to 92% in 1994. The increase in rental and other income at Plainview Triad North from 1993 to 1994 is due to the increase in average occupancy and an increase in rental rates.

Peachtree Corporate Center's year-ending occupancy increased 9% from 1994 to 1995 due to 19 new leases totalling approximately 44,000 square feet. Of this total, approximately 11,000 square feet represents expansions by five current tenants. Partially offsetting the new leases are 10 tenant move-outs totalling approximately 27,000 square feet. Approximately 15,600 square feet of this total represents five tenants who vacated and ceased making rental payments in breach of the lease terms due to bankruptcies. Accrued income associated with these leases of approximately $11,000 was written off as uncollectible. The remaining 11,400 square feet represents five tenants who vacated at the end of the lease terms. Average occupancy at Peachtree Corporate Center increased from 84% in 1994 to 89% in 1995.

The increase in rental and other income at Peachtree Corporate Center from 1994 to 1995 is due to an increase in average occupancy during 1995. Peachtree Corporate Center receives rental income from the leasing of both office space and warehouse space. Office space rents for approximately $8.00 to $9.00 per square foot compared to $3.50 to $4.50 per square foot for warehouse space. Rental and other income also increased from 1994 to 1995 because office space occupied (at a correspondingly higher rental rate) as a percentage of the total square feet occupied has increased in 1995 as compared to 1994. The increase in rental and other income is partially offset by an increase in the provision for doubtful accounts.

Peachtree Corporate Center's occupancy decreased 2% from 1993 to 1994 as a result of move-outs by 14 tenants who had occupied approximately 34,000 square feet. Approximately 16,300 square feet of the total move-outs represent eight tenants who vacated and ceased making rental payments in breach of the lease terms due to bankruptcies. Accrued income associated with these leases was not significant. 15,600 square feet of the total move-outs are the result of five tenants who vacated at the end of the lease terms. The remaining 2,200 square feet represents a tenant who exercised a termination option. There was no accrued income associated with this lease. Partially offsetting the tenant move-outs are 11 new leases totalling approximately 27,000 square feet, of which approximately 15,000 square feet represent expansions by five current tenants. Average occupancy at Peachtree Corporate Center increased from 78% in 1993 to 84% in 1994.

The increase in rental and other income at Peachtree Corporate Center from 1993 to 1994 is due to an increase in average occupancy during 1994. Peachtree Corporate Center receives rental income from the leasing of both office space and warehouse space. Office space rents for approximately $8.50 to $9.50 per square foot compared to $4.00 to $4.50 per square foot for warehouse space. Another factor contributing to the increase in rental and other income from 1993 to 1994 is an increase in rent received from the rental of service space due to an increase in the amount of service space leased in 1994 over 1993. Partially offsetting the increase in rental income from 1993 to 1994 is a decrease in the average rental rate realized from office space leased and a decrease in common area expense reimbursements from tenants. Tenants at Peachtree Corporate Center reimburse the Partnership for common area expenses as part of the lease agreements. The decrease in common area expense reimbursements is a result of a decrease in operating expenses at the property, principally property taxes, from 1992 to 1993, and due to the large number of new leases signed at the property which are not subject to the charge until the end of the calendar year following the commencement of their lease.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In the case of tenants who vacated Peachtree Corporate Center as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no funds recovered as a result of these actions. As of December 31, 1995, there were no on-going cases.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need for any additional financing.

Interest and other income includes interest income earned from investments made by the Partnership with excess cash and from funds escrowed for the replacement of the heating, ventilating and air conditioning ("HVAC") system and asphalt paving at Peachtree Corporate Center (see the Liquidity and Capital Resources section for a further discussion of these Escrow Funds). The increase in interest income in 1995 as compared to 1994 and in 1994 as compared to 1993 is a result of an increase in interest earned on the Escrow Funds and an increase in excess cash available for investment.

Operating expenses decreased from 1994 to 1995 as a result of decreased snow removal costs at Plainview Plaza II and Plainview Triad North, decreased utility costs at Triad North, and decreased repair and maintenance costs at Peachtree Corporate Center. Partially offsetting the decrease in operating expenses from 1994 to 1995 is an increase in landscape replacement costs and exterior building repairs at Peachtree Corporate Center.

Operating expenses increased from 1993 to 1994 primarily as a result of increased utility and snow removal costs at Plainview Plaza II and Plainview Triad North due to the extreme winter weather experienced in 1994, increased heating and air conditioning repair costs and janitorial costs at Plainview Triad North and increased exterior painting, roof repairs and landscaping costs at Peachtree Corporate Center. Partially offsetting the increase in operating expenses from 1993 to 1994 is a decrease in janitorial costs at Plainview Plaza II.

The increase in operating expenses - affiliated from 1994 to 1995 is a result of increased property management salaries at all of the Partnership's properties. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The decrease in operating expenses - affiliated from 1993 to 1994 is due to a decrease in leasing salaries at all of the Partnership's properties. In addition, property management salaries decreased at Peachtree Corporate Center and Plainview Plaza II. Partially offsetting the decrease in operating expenses
- affiliated from 1993 to 1994 is an increase in property management salaries at Plainview Triad North.

The 1995 write-off of unamortized building and tenant improvements can be attributed to Peachtree Corporate Center (tenant and building improvements) and Plainview Plaza II (building improvements). Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. In order to complete the renovation, it is sometimes necessary to replace improvements which have not been fully depreciated. This results in a write-off of unamortized tenant improvements. The write-off of unamortized building improvements at Peachtree Corporate Center is the result of exterior building renovations. The write-off of unamortized building improvements at Plainview Plaza II is the result of a common area lobby renovation. The renovation included an upgrade of current restroom facilities, improvement of handicap restroom facilities, new carpet and wallcoverings. The write-off represents the cost of previous renovations which had not been fully depreciated.

The 1994 write-off of unamortized tenant improvements can be attributed to Peachtree Corporate Center and Plainview Triad North. The 1993 write-off of unamortized tenant improvements was not significant.

Interest expense has remained fairly constant from 1993 to 1994 and from 1994 to 1995. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between years will differ from the fluctuations of management fee expense.

Real estate taxes remained fairly constant from 1994 to 1995. The increase in real estate taxes from 1993 to 1994 is a result of an increase in the assessment for Plainview Triad North and an increase in tax rates at all of the Partnership's properties. Partially offsetting the increase in real estate taxes from 1993 to 1994 is a decrease in the assessment for Plainview Plaza II. The assessment at Peachtree Corporate Center was unchanged from 1993 to 1994.

Professional and administrative expenses remained fairly constant from 1994 to 1995. The decrease in professional and administrative expenses from 1993 to 1994 is the result of reduced outside legal fees.

The change in professional and administrative expenses - affiliated from 1994 to 1995 was not significant. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The increase in professional and administrative expenses - affiliated from 1993 to 1994 was primarily the result of increased accounting salaries.

Depreciation and amortization increased from 1994 to 1995 due to approximately $564,000 of new assets (principally tenant improvements and lobby renovation) being placed in service. This is partially offset by a portion of the Partnership's assets having become fully depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 3 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $24,000,00.

Depreciation and amortization decreased from 1994 to 1993 due to a portion of the Partnership's assets having become fully depreciated. This is partially offset by approximately $307,000 of new assets (principally tenant improvements) being placed in service.

Liquidity and Capital Resources

The  Partnership had cash flow from  operations of $1,055,054  (1995),  $789,379
(1994) and $773,488 (1993). These funds, in conjunction with cash on hand, were used to make a 1% (annualized) distribution of $154,125 in 1995 and a .25% (annualized) distribution of $39,000 in 1994. The annualized distribution rate is calculated as a percent of the initial equity. The limited partners received 100% of these distributions. The Partnership did not make a cash distribution during the 12 months ended December 31, 1993 or during the nine months ended September 30, 1994. The Partnership determined it necessary to temporarily suspend cash distributions until adequate cash reserves for future leasing costs, tenant finish and other capital improvements were established, and sufficient cash was being generated from operations which, in management's opinion, warranted a cash distribution. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of December 31) were $729,939, $734,203 and $444,495 at December 31, 1995, 1994 and 1993, respectively.

As of December 31, 1995, the Partnership had a mortgage payable to an insurance company in the amount of $4,500,000. The mortgage bears a variable interest rate which adjusts quarterly to 60 basis points over the 10-year treasury bill rate. At no time will the rate exceed 11.65% or be less than 7.65% per annum. The current rate at December 31, 1995 was 7.65%. The loan is secured by a first mortgage on Plainview Triad North and Peachtree Corporate Center with a second position behind the holder of the permanent mortgage on Plainview Plaza II. The unpaid balance of the loan is due June 1, 2001.

As of December 31, 1995, the Partnership also had a mortgage payable to an insurance company in the amount of $2,464,619. The mortgage bears a fixed interest rate of 9.125% and is due November 1, 1998. The outstanding balance at maturity based on the current rate of amortization will be $2,140,539.

The General Partner of the Partnership is presently exploring the possibility of
refinancing  the  current  mortgages   payable   encumbering  the  Partnership's
properties.

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and reductions in accounts payable - construction and are funded by operating activities. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities also include cash which is being escrowed for the replacement of the HVAC system and asphalt paving at Peachtree Corporate Center and purchases of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its excess cash. The Partnership intends to hold the securities until maturity. Cash flows provided by investing activities are from the maturity of investment securities. Cash flows used in financing activities include cash distributions, principal payments on the $2.5 million mortgage payable and repurchases of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources.

In the next 12 months, the General Partner expects a demand on future liquidity as a result of 86,803 square feet in leases expiring during 1996 (Plainview Plaza II - 32,229 square feet, Plainview Triad North - 10,934 square feet and Peachtree Corporate Center - 43,640 square feet). At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership. As of December 31, 1995, the Partnership had no material commitments for tenant finish improvements.

The General Partner also anticipates a demand on future liquidity in the next 12 months, as a result of the Partnership's plans to complete the renovation of the common area lobbies at Plainview Plaza II. The project is to include an upgrade of current restroom facilities, improvement of handicap restroom facilities, new carpet and wallcoverings. The project is anticipated to cost approximately $250,000. A portion of this project was completed during the first and second quarter of 1995 at a cost of approximately $93,000. The cost of this project is expected to be funded from cash reserves and cash flow from operations. As of December 31, 1995, the Partnership had no commitments for the remaining renovations.

A demand on future liquidity is also anticipated as the General Partner expects to renovate and update the exterior of the NTS Plainview Plaza II property during 1996. The renovation is designed to make the property more competitive and enhance its value. The project is anticipated to cost approximately $900,000. The General Partner of the Partnership anticipates the project will be funded with a combination of debt financing, cash reserves and cash flow from operating activities. As of December 31, 1995, no commitments had been made in connection with this project.

On October 3, 1995, the Partnership established an Interest Repurchase Reserve in the amount of $156,000 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With this Interest Repurchase Reserve, the
Partnership was able to repurchase 750 Units at a price of $208 per Unit. The Partnership notified the limited partners of the establishment of the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price pursuant to a letter dated October 3, 1995. Repurchased Units were retired by the Partnership, thereby reducing the total number of Units outstanding. The Interest Repurchase Reserve was funded from cash reserves.

Subsequent to December 31, 1995, the Partnership funded an additional $100,000 to its Interest Repurchase Reserve which will enable the Partnership to repurchase up to an additional 480 Units at a price of $208 per Unit.

Subsequent to December 31, 1995, the Partnership made a commitment of approximately $95,000 for tenant finish improvements at Plainview Plaza II as a result of the lease renewal and expansion with The Kroger Company. The expansion increases the tenant's current leased space of approximately 48,000 square feet by approximately 5,400 square feet and the renewal extends the lease for five years. The project is expected to be completed during the second quarter of 1996. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1995, 1994 and 1993. The General Partner did not receive a distribution during these years. Distributions were funded by cash flow derived from operating activities.


                           Net Income                Cash
                             (Loss)             Distributions          Return of
                           Allocated               Declared             Capital
                           ---------               --------             -------

Limited Partners:
       1995                $ (86,496)               $ 154,125          $ 154,125
       1994                  (97,062)                  39,000             39,000
       1993                 (214,680)                      --                 --

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

Item 8.  Financial Statements and Supplementary Data


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NTS-Properties III:

We have  audited  the  accompanying  balance  sheets of  NTS-Properties  III, (a
Georgia limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties III as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on pages 35 and 36 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                                ARTHUR ANDERSEN LLP


Louisville, Kentucky
February 14, 1996




                               NTS-PROPERTIES III

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1995 AND 1994





                                                        1995             1994
                                                     -----------     -----------
ASSETS

Cash and equivalents                                 $   626,884     $   734,203
Cash and equivalents - restricted                        387,796         293,623
Investment securities                                    103,055            --
Accounts receivable, net of allowance
 for doubtful accounts of $90,332 (1995)
 and $53,828 (1994)                                      176,811         339,477
Land, buildings and amenities, net                     9,585,286      10,242,936
Other assets                                             241,022         252,047
                                                     -----------     -----------

  Total assets                                       $11,120,854     $11,862,286
                                                     ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgages payable                                    $ 6,964,619     $ 7,060,479
Accounts payable - operations                             72,807          75,234
Accounts payable - construction                            1,907         152,093
Distributions payable                                     37,125          39,000
Security deposits                                         95,494          84,044
Other liabilities                                         13,171          16,190
                                                     -----------     -----------

                                                       7,185,123       7,427,040

Partners' equity                                       3,935,731       4,435,246
                                                     -----------     -----------

                                                     $11,120,854     $11,862,286
                                                     ===========     ===========


The accompanying notes to financial statements are an integral part of these statements.




                                                         NTS-PROPERTIES III

                                                      STATEMENTS OF OPERATIONS

                                        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                            1995                    1994                     1993
                                                                         -----------             -----------             -----------
Revenues:
 Rental income, net of provision for
  doubtful accounts of $68,680 (1995),
  $-0- (1994) and $33,647 (1993)                                        $ 2,717,965             $ 2,617,879             $ 2,505,585
 Rental income - affiliated                                                 312,660                 314,750                 315,009
 Interest and other income                                                   42,478                  27,646                   9,980
                                                                        -----------             -----------             -----------

                                                                          3,073,103               2,960,275               2,830,574

Expenses:
 Operating expenses                                                         673,969                 684,043                 613,730
 Operating expenses - affiliated                                            337,133                 308,897                 339,837
 Write-off of unamortized building and
  tenant improvements                                                        56,693                  11,572                   1,810
 Interest expense                                                           583,034                 589,200                 589,278
 Management fees                                                            161,638                 148,186                 142,213
 Real estate taxes                                                          216,225                 217,257                 207,145
 Professional and administrative
  expenses                                                                   56,384                  51,709                  68,143
 Professional and administrative
  expenses - affiliated                                                     141,552                 138,500                 135,071
 Depreciation and amortization                                            1,035,865               1,008,502               1,051,829
                                                                        -----------             -----------             -----------

                                                                          3,262,493               3,157,866               3,149,056
                                                                        -----------             -----------             -----------


Net loss                                                                $  (189,390)            $  (197,591)            $  (318,482)
                                                                        ===========             ===========             ===========

Net loss allocated to the limited
 partners                                                               $   (86,496)            $   (97,062)            $  (214,680)
                                                                        ===========             ===========             ===========


Net loss per limited partnership                                        $     (5.58)            $     (6.22)            $    (13.76)
                                                                        ===========             ===========             ===========
 unit

Weighted average number of limited
 partnership units                                                           15,495                  15,600                  15,600
                                                                        ===========             ===========             ===========


The accompanying notes to financial statements are an integral part of these statements.




                                                         NTS-PROPERTIES III

                                                   STATEMENTS OF PARTNERS' EQUITY

                                        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                           Limited                 General
                                                                          Partners                Partners                  Total
                                                                         -----------             -----------             -----------
Balances at December 31, 1992                                           $ 4,501,034             $   489,285             $ 4,990,319
 Net loss                                                                  (214,680)               (103,802)               (318,482)
                                                                         -----------             -----------             -----------
Balances at December 31, 1993                                             4,286,354                 385,483               4,671,837
 Net loss                                                                   (97,062)               (100,529)               (197,591)
 Distributions declared                                                     (39,000)                   --                   (39,000)
                                                                         -----------             -----------             -----------
Balances at December 31, 1994                                             4,150,292                 284,954               4,435,246
 Net loss                                                                   (86,496)               (102,894)               (189,390)
 Distributions declared                                                    (154,125)                   --                  (154,125)
 Repurchase of limited partnership
  units                                                                    (156,000)                   --                  (156,000)
                                                                         -----------             -----------             -----------
Balances at December 31, 1995                                           $ 3,753,671             $   182,060             $ 3,935,731
                                                                         ===========             ===========             ===========


The accompanying notes to financial statements are an integral part of these statements.





                                                         NTS-PROPERTIES III

                                                      STATEMENTS OF CASH FLOWS

                                        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                                                                 1995                  1994                  1993
                                                                             -----------           -----------           -----------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES
Net income                                                                  $  (189,390)          $  (197,591)          $  (318,482)
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for doubtful accounts                                                68,680                  --                  33,647
  Accrued interest on investment securities                                      (1,402)                 --                    --
  Write-off of unamortized building and tenant
   improvements                                                                  56,693                11,572                 1,810
  Depreciation and amortization                                               1,035,865             1,008,502             1,051,829
  Change in assets and liabilities:
   Cash and equivalents - restricted                                             (5,925)                 --                    --
   Accounts receivable                                                           93,986               (27,490)                1,455
   Other assets                                                                  (9,460)               (7,141)               (3,555)
   Accounts payable - operations                                                 (2,427)                5,604                (3,337)
   Security deposits                                                             11,450                (7,053)                5,934
   Other liabilities                                                             (3,016)                2,976                 4,187
                                                                             -----------           -----------           -----------

  Net cash provided by operating activities                                   1,055,054               789,379               773,488
                                                                             -----------           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
 amenities                                                                     (414,426)             (454,758)             (285,475)
Increase in cash and equivalents - restricted                                   (88,248)              (92,123)              (78,000)
Increase (decrease) in accounts payable -                                      (150,186)              134,740                11,740
 construction
Purchases of investment securities                                             (401,461)                 --                    --
Maturities of investment securities                                             299,808                  --                    --
                                                                             -----------           -----------           -----------

  Net cash used in investing activities                                        (754,513)             (412,141)             (351,735)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions                                                             (156,000)                 --                    --
Principal payments on mortgage payable                                          (95,860)              (87,530)              (79,924)
Repurchase of limited partnership units                                        (156,000)                 --                    --
                                                                             -----------           -----------           -----------

  Net cash used in financing activities                                        (407,860)              (87,530)              (79,924)

  Net increase (decrease) in cash and
   equivalents                                                                 (107,319)              289,708               341,829

CASH AND EQUIVALENTS, beginning of period                                       734,203               444,495               102,666
                                                                             -----------           -----------           -----------

CASH AND EQUIVALENTS, end of period                                         $   626,884           $   734,203           $   444,495
                                                                             ===========           ===========           ===========

Interest paid on a cash basis                                               $   585,825           $   587,803           $   589,886
                                                                             ===========           ===========           ===========

The accompanying notes to financial statements are an integral part of these statements.

                               NTS-PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.     Significant Accounting Policies

       A)    Organization

             NTS-Properties III (the "Partnership") is a limited partnership organized under the laws of the State of Georgia on June 24, 1982. The general partner is NTS-Properties Associates, a Georgia limited partnership. The Partnership is in the business of owning and operating commercial real estate.

       B)    Properties

             The Partnership owns and operates the following properties:

             - Peachtree Corporate Center, a business park with approximately 192,000 net rentable square feet located in Norcross, Georgia, a suburb of Atlanta.

             - Plainview Plaza II, an office complex with approximately 113,000 net rentable square feet located in Jeffersontown, Kentucky, a suburb of Louisville.

             - Plainview Triad North, an office complex with approximately 89,000 net rentable square feet located in Jeffersontown, Kentucky.

       C)    Allocation of Net Income (Loss) and Cash Distributions

             Net Cash Receipts, as defined in the partnership agreement, will be distributed, to the extent made available, to the limited partners in an amount equal to the greater of 10% per year, noncumulative, of their invested capital or their pro rata share of such Net Cash Receipts, as defined in the partnership agreement. The balance of the Net Cash Receipts, as defined in the partnership agreement, would be available for distribution to the general partner until the general partner has received its pro rata share of such Net Cash Receipts. At such time as the limited partners have received cash distributions equal to their original capital contributions, cash flow would be distributed 52% to the limited partners and 48% to the general partner. In general, operating income and losses (exclusive of depreciation) are allocated to the limited partners and the general partner in proportion to their respective distributions of cash. In no event, however, will the portion of any item of Partnership income, gain, loss, deduction or credit allocated to the general partner be less than 1%.

             Depreciation   of  the  assets  acquired  on  the  date  operations
             commenced is allocated directly to the limited partners and the general partner based upon their respective tax basis in the property. Depreciation of assets subsequently acquired is allocated based on the limited partners' interests of 65% and the general partner's interest of 35%. In the accompanying Statements of Operations, net loss was allocated 99% to the limited partners and 1% to the general partner net of the effects of depreciation on contributed assets in accordance with the Partnership Agreement.

       D)    Tax Status

             The Partnership has received a ruling from the Internal Revenue Service stating that the Partnership is classified as a limited partnership for federal income tax purposes. As such, the Partnership makes no provision for income taxes. The taxable income or loss is passed through to the holders of interests for inclusion on their individual income tax returns.

             The reconciliation of net loss for financial statement purposes and for income tax reporting is as follows:


                                           1995           1994             1993
                                         ---------      ---------      ---------

Net loss                                $(189,390)     $(197,591)     $(318,482)
Items handled differently
for tax purposes:
  Depreciation                            (10,224)       (34,225)        (1,855)
  Write-off of unamortized
   building and tenant                    (90,300)      (158,028)       (91,154)
   improvements
  Rental income                            99,696         50,565         55,091
  Allowance for doubtful                   36,505        (23,376)       (17,206)
   accounts
  Other                                       219            198           --
                                         ---------      ---------      ---------

Taxable loss                            $(153,494)     $(362,457)     $(373,606)
                                         =========      =========      =========

       E)    Use of Estimates in the Preparation of Financial Statements

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       F)    Cash and Equivalents - Restricted

             Cash and equivalents - restricted represent escrow funds which are to be released as the heating, ventilating and air conditioning ("HVAC") system and asphalt paving at Peachtree Corporate Center are replaced and funds which have been escrowed with a mortgage company for NTS Plainview Plaza II's property taxes in accordance with the loan agreements.

       G)    Investment Securities

             Investment securities represent investments in Certificates of Deposit or securities issued by the U. S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During 1995, the Partnership sold no investment securities. The following provides details regarding the investments held at December 31, 1995:

                                         Amortized      Maturity     Value At
                         Type              Cost           Date       Maturity
                         ----              ----           ----       --------

             Certificate of Deposit      $103,055       01/05/96     $103,140
                                          =======                     =======

             The  Partnership   held  no  investment   securities  with  initial
             maturities greater than three months during 1994 or 1993.

       H)    Basis of Property and Depreciation

             Land, buildings and amenities are stated at cost to the Partnership as determined by the historical cost of the property to the general partner for its interest and by the purchase price of the property to the Partnership for the limited partners' interests. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements and 3 - 30 years for amenities.

             In March 1995,  the  Financial  Accounting  Standards  Board issued
             Statement No. 121 (the "Statement") on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. The Statement also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Partnership is required to adopt the Statement no later than January 1, 1996, although earlier implementation is permitted. The Statement is required to be applied prospectively for assets to be held and used. The initial application of the Statement to assets held for disposal is required to be reported as the cumulative effect of a change in accounting principle.

             The Partnership plans to adopt the Statement as of January 1, 1996. Based on a preliminary review, the Partnership does not anticipate that any material adjustments will be required.

       I)    Rental Income and Deferred Leasing Commissions

             Certain of the Partnership's lease agreements are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totalled $110,401 and $213,117 at December 31, 1995 and 1994, respectively. All commissions paid to leasing agents are deferred and amortized on a straight-line basis over the term of the lease to which they apply.

       J)    Statements of Cash Flows

             For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

2.     Concentration of Credit Risk

       NTS-Properties III is a limited partnership which owns and operates commercial properties in Norcross, Georgia, a suburb of Atlanta, and Jeffersontown, Kentucky, a suburb of Louisville. Substantially all of the Partnership's tenants are local businesses or are businesses which have operations in the location in which they lease space.

3.     Interest Repurchase Reserve

       On October 3, 1995, the Partnership established an Interest Repurchase Reserve in the amount of $156,000 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With this Interest Repurchase Reserve, the Partnership was able to repurchase 750 Units at a price of $208 per Unit. The Partnership notified the limited partners of the establishment of the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price pursuant to a letter dated October 3, 1995. Repurchased Units were retired by the Partnership, thereby reducing the total number of Units outstanding. The Interest Repurchase Reserve was funded from cash reserves.

       Subsequent to December 31, 1995, the Partnership funded an additional $100,000 to its Interest Repurchase Reserve which will enable the Partnership to repurchase up to an additional 480 Units at a price of $208 per unit.

4.     Land, Buildings and Amenities

       The  following   schedule  provides  an  analysis  of  the  Partnership's
       investment in property held for lease as of December 31:


                                            1995                 1994
                                        -----------          -----------

Land and improvements                   $ 4,411,387          $ 4,368,903
Buildings and improvements               19,296,603           19,201,379
Amenities                                   124,041              124,041
                                         ----------           ----------

                                         23,832,031           23,694,323

Less accumulated depreciation            14,246,745           13,451,387
                                         ----------           ----------

                                        $ 9,585,286          $10,242,936
                                         ==========           ==========

5.     Mortgages Payable

       Mortgages payable as of December 31 consist of the following:


                                                    1995                 1994
                                                -----------          ----------
Mortgage payable to an insurance
  company bearing  interest at 9.125%,
  maturing November 1, 1998, secured
  by land and building                          $ 2,464,619          $ 2,560,479

Mortgage payable to an insurance
  company maturing June 1, 2001,
  secured by land and  buildings,
  bearing a variable interest rate
  based on the 10-year treasury bill
  rate plus 60 basis points.  The rate
  is adjusted quarterly (not to exceed
  11.65% or be less than 7.65%).  The
  current rate at December 31, 1995
  is 7.65%                                        4,500,000            4,500,000
                                                 ----------           ----------
                                                $ 6,964,619          $ 7,060,479
                                                 ==========           ==========

       The $2,464,619 mortgage is payable in monthly installments of $32,335, which includes principal, interest and property tax escrow. The $4,500,000 mortgage is payable in monthly installments of $35,187 which includes interest and repair escrow. Scheduled maturities of debt are as follows:

             For the Years Ended December 31,                     Amount
             --------------------------------                  -----------
                               1996                            $   104,982
                               1997                                114,973
                               1998                              2,244,664
                               1999                                  --
                               2000                                  --
                            Thereafter                           4,500,000
                                                                 ---------

                                                               $ 6,964,619
                                                                 =========

       Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $7,450,000.

6.     Rental Income Under Operating Leases

       The  following  is  a  schedule  of  minimum   future  rental  income  on
       noncancellable operating leases as of December 31, 1995:

             For the Years Ended December 31,                   Amount
             --------------------------------                ---------
                                1996                         $ 2,436,182
                                1997                           1,793,115
                                1998                           1,042,234
                                1999                             740,668
                                2000                             129,953
                            Thereafter                             --
                                                              ----------
                                                             $ 6,142,152
                                                              ==========

7.     Related Party Transactions

       Property management fees of $161,638 (1995), $148,186 (1994) and $142,213
       (1993) were paid to NTS Development Company, an affiliate of the general partner, pursuant to an agreement with the Partnership. The fee is equal to 5% of gross revenues from the Partnership's properties. Also permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $25,498 and $28,759 as a repair and maintenance fee during the years ended December 31, 1995 and 1994, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by the partnership agreement, the Partnership also was charged the following amounts from NTS Development Company for the years ended December 31, 1995, 1994 and 1993. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities. These charges were as follows:


                                           1995           1994          1993
                                         --------       --------      --------

         Leasing agents                  $124,826       $134,561      $171,705
         Administrative                   172,070        168,003       162,365
         Property manager                 214,574        178,648       175,022
         Other                              7,838         14,767        17,055
                                          -------        -------       -------

                                         $519,308       $495,979      $526,147
                                          =======        =======       =======

       During the years ended December 31, 1995, 1994 and 1993, NTS Development Company leased approximately 23,000 square feet of the available space in the Plainview Plaza II property at a base rent of approximately $13.50 per square foot. The Partnership has received approximately $315,000 in rental payments from NTS Development Company during 1995, 1994 and 1993. The lease expires in February 1996.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

Because the Partnership is a limited partnership and not a corporation, it has no directors or officers as such. Management of the Partnership is the responsibility of the general partner, NTS-Properties Associates. The Partnership has entered into a management contract with NTS Development Company, an affiliate of the general partner, to provide property management services.

The general partners of NTS-Properties Associates are as follows:

J. D. Nichols

Mr. Nichols (age 54) is the managing general partner of NTS-Properties Associates and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

L. C. Aroh

Mr. Aroh (age 64) has been an independent real estate developer for the past eight years. He is a partner in a number of real estate developments with the principals of NTS Development Company.

NTS Capital Corporation

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. J. D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

Alliance Realty Corporation

Alliance Realty Corporation was formed in September 1982, and is a wholly-owned subsidiary of SN Alliance, Inc. SN Alliance, Inc. is also the parent corporation of Stifel, Nicolaus & Company, Inc. which acted as the Dealer Manager in connection with the offering for the interests.

Gary D. Adams

Mr. Adams (age 49) is Senior Vice President of NTS Development Company. Since joining the NTS organization in May 1977, Mr. Adams has been involved in the development, construction and management of properties in the southeast region.

A. Toni Rizzo

Mr. Rizzo (age 48) joined Abel Construction during 1995 as the Director of Business Development. From 1985 to 1995, Mr. Rizzo was an officer of the Hunnington Group and prior to 1985 was an employee of NTS Development Company.

The Manager of the Partnership's properties is NTS Development Company, the executive officers and/or directors of which are Messrs. J. D. Nichols, Richard L. Good and John W. Hampton.

Item 10.      Directors and Executive Officers of the Registrant - Continued

Richard L. Good

Mr. Good (age 56), President and Chief Operating Officer of NTS Corporation, President of NTS Development Company and Chairman of the Board of NTS Securities, Inc., joined the Manager in January 1985. From 1981 through 1984, he was Executive Vice President of Jacques-Miller, Inc., a real estate syndication, property management and financial planning firm in Nashville, Tennessee.

John W. Hampton

Mr. Hampton (age 46) is Senior Vice President of NTS Development Company with responsibility for all accounting operations. Before joining the Manager in March 1991, Mr. Hampton was Vice President - Finance and Chief Financial Officer of the Sturgeon-Thornton-Marrett Development Company in Louisville for nine years. Prior to that he was with Alexander Grant & Company CPA's. Mr. Hampton is a Certified Public Accountant and a graduate of the University of Louisville with a Bachelor of Science degree in Commerce. He is a member of the American Institute of CPA's and the Kentucky Society of CPA's.

Item 11.      Management Remuneration and Transactions

The officers and/or directors of the corporate general partner receive no direct remuneration in such capacities. The Partnership is required to pay a property management fee based on gross rentals to NTS Development. The Partnership is also required to pay to NTS Development company a repair and maintenance fee on costs related to specific projects. Also, NTS Development Company provides certain other services to the Partnership. See Note 6 to the financial statements which sets forth transactions with NTS Development Company for the years ended December 31, 1995, 1994 and 1993.

The general partner is entitled to receive cash distributions and allocations of profits and losses from the Partnership. Generally, the general partner is entitled to a 10% noncumulative annual return on its capital contributions from the cash income of the Partnership (after payment of a like amount to the limited partners). At such time as the limited partners have received cash distributions from all sources equal to their original capital contributions, cash flow will be distributed 52% to limited partners and 48% to the general partner. In no event, however, will the portion of any item of Partnership income, gain, loss, deduction or credit allocated to the general partner be less than 1%.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

The general partner is NTS-Properties Associates, a Georgia limited partnership, 10172 Linn Station Road, Louisville, Kentucky 40223. The partners of the general partner and their total respective interests in NTS-Properties Associates are as follows:

       J. D. Nichols
       10172 Linn Station Road                                            86.07%
       Louisville, Kentucky 40223

       L. C. Aroh
       10904 Old Bridge Place                                              8.64%
       Louisville, Kentucky 40223

       Gary D. Adams
       3300 University Boulevard, Suite 150                                1.26%
       Winter Park, Florida 32792

       A. Toni Rizzo
       515 Willowhurst Place                                               1.26%
       Louisville, Kentucky 40223

       NTS Capital Corporation
       10172 Linn Station Road                                             2.67%
       Louisville, Kentucky 40223

       Alliance Realty Corporation
       500 North Broadway     0.10%
       St. Louis, Missouri 63102

Item 13.      Certain Relationships and Related Transactions

Property management fees of $161,638  (1995),$148,186 (1994) and $142,213 (1993)
were paid to NTS Development Company, an affiliate of the general partner, pursuant to an agreement with the Partnership. The fee is equal to 5% of gross revenues from the Partnership's properties. Also permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $25,498 and $28,759 as a repair and maintenance fee during the years ended December 31, 1995 and 1994, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by the partnership agreement, the Partnership also was charged the following amounts from NTS Development Company for the years ended December 31, 1995, 1994 and 1993. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities. These charges were as follows:


                                   1995               1994              1993
                                 --------           --------          --------

Leasing agents                   $124,826           $134,561          $171,705
Administrative                    172,070            168,003           162,365
Property manager                  214,574            178,648           175,022
Other                               7,838             14,767            17,055
                                  -------            -------           -------

                                 $519,308           $495,979          $526,147
                                  =======            =======           =======

During the years ended December 31, 1995, 1994 and 1993, NTS Development Company leased approximately 23,000 square feet of the available space in the Plainview Plaza II property at a base rent of approximately $13.50 per square foot. The Partnership has received approximately $315,000 in rental payments from NTS Development Company during 1995, 1994 and 1993. The lease expires in February 1996.

There are no other reportable business relationships between the Partnership's creditors, customers, and suppliers and officers of the Manager or the general partner as of December 31, 1995.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.      Financial statements

        The financial statements for the years ended December 31, 1995, 1994, 1993 together with the report of Arthur Andersen LLP dated February 14, 1996, appear in Item 8. The following financial statement schedules should be read in conjunction with such financial statements.

2.      Financial statement schedules

        Schedules:                                                Page No.
        ----------                                                --------

        III - Real Estate and Accumulated Depreciation             35-36

        All other schedules have been omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

3.      Exhibits

        Exhibit No.                                               Page No.
        -----------                                               --------

         3.     Amended and Restated                                *
                Agreement and Certificate
                of Limited Partnership of
                NTS-Properties III

        10.     Management Agreement between                        *
                NTS Development Company and
                NTS-Properties III

        27.     Financial Data Schedule                          Included
                                                                 herewith

        * Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of Registration Statements on Form S-11 on June 25, 1982 (effective October 13, 1982) under Commission File No. 2-78152.

4.      Reports on Form 8-K

        Form 8-K, dated October 3, 1995, was filed to report the fact that the Partnership has established an Interest Repurchase Reserve pursuant to
        Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership.



                                             NTS PROPERTIES III

                          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                          AS OF DECEMBER 31, 1995




                                                                                     Peachtree
                                                        Plainview      Plainview     Corporate
                                                         Plaza II     Triad North     Center        Total
                                                         --------     -----------     ------        -----
Encumbrances                                                (A)           (B)           (B)

Initial cost to partnership:
  Land                                                 $ 1,379,172   $ 1,217,886   $ 1,408,375   $ 4,005,433
  Buildings and improvements                             4,963,604     4,512,172     6,231,114    15,706,890

Cost capitalized subsequent to acquisition:
  Improvements                                           1,018,528     1,210,914     1,890,266     4,119,708
  Carrying costs                                              --            --            --            --

Gross amount at which carried December 31, 1995 (C):
  Land                                                 $ 1,478,820   $ 1,261,160   $ 1,671,407   $ 4,411,387
  Buildings and improvements                             5,882,484     5,679,812     7,858,348    19,420,644
                                                       -----------   -----------   -----------   -----------

  Total                                                $ 7,361,304   $ 6,940,972   $ 9,529,755   $23,832,031
                                                       ===========   ===========   ===========   ===========

Accumulated depreciation                               $ 4,552,781   $ 3,714,418   $ 5,979,546   $14,246,745
                                                       ===========   ===========   ===========   ===========

Date of construction                                       N/A           N/A           N/A

Date Acquired                                            01/83         02/83         01/83

Life at which depreciation in
 latest income statement is
 computed                                                  (D)           (D)           (D)


(A) First and second mortgage held by two insurance companies.

(B) First mortgage held by an insurance company.

(C) Aggregate cost of real estate for tax purposes is $23,832,032.

(D) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 5 - 30 years for buildings and improvements and 3 - 30 years for amenities.

                               NTS-PROPERTIES III

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                  Real             Accumulated
                                                 Estate            Depreciation
                                                ------------        ------------
Balances at December 31, 1992                  $ 23,489,213        $ 11,958,428

Additions during period:
 Improvements                                       285,475                --
 Depreciation (a)                                      --             1,031,347

Deductions during period:
 Retirements                                       (226,061)           (224,251)
                                                ------------        ------------

Balances at December 31, 1993                    23,548,627          12,765,524

Additions during period:
 Improvements                                       454,958                --
 Depreciation (a)                                      --               983,352

Deductions during period:
 Retirements                                       (309,262)           (297,489)
                                                ------------        ------------

Balances at December 31, 1994                    23,694,323          13,451,387

Additions during period:
 Improvements                                       414,424                --
 Depreciation (a)                                      --             1,015,382

Deductions during period:
 Retirements                                       (276,716)           (220,024)
                                                ------------        ------------

Balances at December 31, 1995                  $ 23,832,031        $ 14,246,745
                                                ============        ============


(a) The additions charged to accumulated depreciation on this schedule will differ from the depreciation and amortization on the Statements of Cash Flows due to the amortization of loan costs.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NTS-Properties III has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    NTS-PROPERTIES III
                                                       (Registrant)

                                     BY:   NTS-Properties Associates, General
                                           Partner,
                                           BY: NTS Capital Corporation,
                                               General Partner


                                              /s/ John W. Hampton
                                                  John W. Hampton
                                                  Senior Vice President



Date:      March 27     , 1996


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

      Signature                                   Title
      ---------                                   -----



/s/ J. D. Nichols                  General Partner of NTS-Properties
    J. D. Nichols                  Associates and Chairman of the Board and
                                   Sole Director of NTS Capital Corporation

/s/ Richard L. Good                President of NTS Capital Corporation
    Richard L. Good


/s/ John W. Hampton                Senior Vice President of NTS Capital
    John W. Hampton                Corporation


The Partnership is a limited partnership and no proxy material has been sent to the limited partners.