Form 10-Q
period 1996-03-31
NTS PROPERTIES III
filed 1996-05-15
CIK 703667

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1996


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to  ______________________

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

                                                       YES  X         NO

Exhibit Index: See page 13
Total Pages: 14

                                TABLE OF CONTENTS


                                                                     Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of March 31, 1996 and December 31, 1995                 3

            Statements of Operations
              For the three months ended March 31, 1996 and 1995         4

            Statements of Cash Flows
              For the three months ended March 31, 1996 and 1995         5

            Notes To Financial Statements                              6-7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     8-12


                                     PART II

1.     Legal Proceedings                                                13
2.     Changes in Securities                                            13
3.     Defaults upon Senior Securities                                  13
4.     Submission of Matters to a Vote of Security Holders              13
5.     Other Information                                                13
6.     Exhibits and Reports on Form 8-K                                 13

Signatures                                                              14



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               NTS-PROPERTIES III

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                                       As of             As of
                                                   March 31, 1996  December 31, 1995*
                                                   --------------  ------------------
ASSETS

Cash and equivalents                                 $   810,054     $   626,884
Cash and equivalents - restricted                        443,631         387,796
Investment securities                                       --           103,055
Accounts receivable, net of allowance
 for doubtful accounts of $39,294 (1996)
 and $90,332 (1995)                                      247,000         176,811
Land, buildings and amenities, net                     9,371,505       9,585,286
Other assets                                             254,982         241,022
                                                     -----------     -----------

  Total assets                                       $11,127,172     $11,120,854
                                                     ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgages payable                                    $ 6,939,261     $ 6,964,619
Accounts payable - operations                            117,058          72,807
Accounts payable - construction                           30,429           1,907
Distributions payable                                     36,430          37,125
Security deposits                                         94,928          95,494
Other liabilities                                         81,759          13,171
                                                     -----------     -----------

                                                       7,299,865       7,185,123

Partners' equity                                       3,827,307       3,935,731
                                                     -----------     -----------

                                                     $11,127,172     $11,120,854
                                                     ===========     ===========


                                         Limited           General
                                        Partners           Partner            Total
                                        --------           -------            -----
PARTNERS' EQUITY
Initial equity                        $ 15,600,000      $  8,039,710      $ 23,639,710
Adjustment to historical basis              --            (5,455,030)       (5,455,030)
                                      ------------      ------------      ------------

                                        15,600,000         2,584,680        18,184,680
Net loss - prior years                    (448,502)       (2,195,635)       (2,644,137)
Net income (loss) - current year            10,381           (24,551)          (14,170)
Cash distributions declared to
 date                                  (11,278,257)         (206,985)      (11,485,242)
Repurchase of limited partnership
 units                                    (213,824)            --             (213,824)
                                       ------------      ------------      ------------

Balances at March 31, 1996            $  3,669,798      $    157,509      $  3,827,307
                                       ============      ============      ============

*Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 29, 1996.




                               NTS-PROPERTIES III

                            STATEMENTS OF OPERATIONS



                                                         Three Months Ended
                                                              March 31,
                                                              ---------

                                                        1996            1995
                                                        ----            ----
Revenues:
 Rental income, net of provision for
  doubtful accounts of $11,958 (1996)

  and $24,474 (1995)                                  $ 713,201       $ 681,690
 Rental income - affiliated                              80,004          78,165
 Interest and other income                               10,867          11,839
                                                      ---------       ---------

                                                        804,072         771,694
Expenses:
 Operating expenses                                     186,877         157,409
 Operating expenses - affiliated                         85,569          87,826
 Write-off of unamortized tenant
  improvements                                             --             8,242
 Interest expense                                       141,902         152,697
 Management fees                                         35,736          38,490
 Real estate taxes                                       53,793          54,298
 Professional and administrative
  expenses                                               18,431          15,117
 Professional and administrative
  expenses - affiliated                                  38,937          36,338
 Depreciation and amortization                          256,997         252,198
                                                      ---------       ---------

                                                        818,242         802,615
                                                      ---------       ---------

Net loss                                              $ (14,170)      $ (30,921)
                                                      =========       =========

Net income (loss) allocated to the
 limited partners                                     $  10,381       $  (6,020)
                                                      =========       =========

Net income (loss) per limited
 partnership unit                                     $     .70       $    (.39)
                                                      =========       =========

Weighted average number of limited
 partnership units                                       14,733          15,600
                                                      =========       =========





                               NTS-PROPERTIES III

                            STATEMENTS OF CASH FLOWS



                                                           Three Months Ended
                                                                March 31,
                                                                ---------

                                                           1996          1995
                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $ (14,170)    $ (30,921)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Accrued interest on investment securities                 1,402          --
  Provision for doubtful accounts                          11,958        24,474
  Write-off of unamortized building and tenant
   improvements                                              --           8,242
  Depreciation and amortization                           256,997       252,198
  Change in assets and liabilities:
   Cash and equivalents - restricted                      (15,615)      (16,403)
   Accounts receivable                                    (82,147)       33,591
   Other assets                                           (19,082)      (32,168)
   Accounts payable - operations                           44,251        34,878
   Security deposits                                         (566)       10,408
   Other liabilities                                       68,589        46,331
                                                        ---------     ---------

  Net cash provided by operating activities               251,617       330,630
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                 (9,573)     (180,626)
Increase in cash and equivalents - restricted             (23,044)      (21,625)
Maturities of investment securities                       101,653          --
                                                        ----------     ---------

  Net cash provided by (used in) investing
   activities                                              69,036      (202,251)
                                                        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage payable                    (25,358)      (23,154)
Cash distributions                                        (37,125)      (39,000)
Repurchase of limited partnership units                   (57,824)         --
Increase in cash and equivalents - restricted             (17,176)         --
                                                        ---------     ---------

  Net cash used in financing activities                  (137,483)      (62,154)
                                                        ---------     ---------

  Net increase in cash and equivalents                    183,170        66,225

CASH AND EQUIVALENTS, beginning of period                 626,884       734,203
                                                        ---------     ---------

CASH AND EQUIVALENTS, end of period                     $ 810,054     $ 800,428
                                                        =========     =========

Interest paid on a cash basis                           $ 142,095     $ 152,085
                                                        =========     =========

                               NTS-PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1995 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1996 and 1995.

1.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represent 1) escrow funds which are to be released as the heating, ventilating and air conditioning system and asphalt paving at Peachtree Corporate Center are replaced, 2) funds which have been escrowed with a mortgage company for Plainview Plaza II's property taxes in accordance with the loan agreement and 3) funds which the Partnership has reserved for the repurchase of limited partnership units pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership.

2.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:


                                                    March 31,    December 31,
                                                      1996           1995
                                                      ----           ----
     Mortgage payable to an insurance
      company maturing June 1, 2001,
      secured by land and buildings,
      bearing a variable  interest rate
      based on the 10-year treasury bill
      rate plus 60 basis points.  The rate
      is adjusted  quarterly  (not to exceed
      11.65% or be less than 7.65%). The
      current rate at March 31, 1996
      is 7.65%                                     $ 4,500,000    $ 4,500,000

     Mortgage payable to an insurance
      company bearing interest at 9.125%,
      maturing November 1, 1998, secured
      by land and building                           2,439,261      2,464,619
                                                    ----------     ----------
                                                   $ 6,939,261    $ 6,964,619
                                                    ==========     ==========

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long term debt is approximately $7,450,000.

3.   Related Party Transactions
     --------------------------

     Property management fees of $35,736 and $38,490 for the three months ended March 31, 1996 and 1995, respectively, were paid to NTS Development Company, an affiliate of the general partner, pursuant to an agreement with the Partnership. The fee is equal to 5% of gross revenues from the Partnership's properties. Also permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership incurred $1,416 and $5,533 as a repair and maintenance fee during the three months ended March 31, 1996 and 1995, respectively, and has capitalized this cost as a part of land,

     --------------------------------------

     buildings and amenities. As permitted by the partnership agreement, the Partnership also was charged the following amounts from NTS Development Company for the three months ended March 31, 1996 and 1995. These charges include items which have been expensed as operating expenses affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities. These charges were as follows:


                                                 1996           1995
                                                 ----           ----

             Leasing agents                    $ 33,375       $ 39,184
             Administrative                      47,163         44,132
             Property manager                    51,764         50,325
             Other                                1,833          2,623
                                                -------        -------
                                               $134,135       $136,264
                                                =======        =======

     During the three months ended March 31, 1996 and 1995, NTS Development Company occupied approximately 23,000 square feet of the available space in the Plainview Plaza II property at a base rent of approximately $13.50 per square foot. The Partnership has received approximately $80,000 in rental payments from NTS Development Company during the three months ended March 31, 1996 and 1995. The lease expired in February 1996. The Partnership is currently negotiating a lease renewal with NTS Development Company which it expects to complete in the near term.

4.   Reclassification 1995 Financial Statements
     ------------------------------------------

     Certain  reclassifications  have been made to the March 31, 1995  financial
     statements   to  conform  with  March  31,  1996   classifications.   These
     reclassifications have no effect on previously reported operations.

5.   New Accounting Pronouncement
     ----------------------------

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121 (the "Statement") on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. The Statement also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Partnership adopted the Statement as of January 1, 1996 as required. No adjustments were required.

6.   Interest Repurchase Reserve
     ---------------------------

     On January 3, 1996, the Partnership funded an additional $100,000 to its Interest Repurchase Reserve which was established in 1995. With these funds, the Partnership will be able to repurchase 480 Units at a price of $208 per Unit.

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

Results of Operations
- ---------------------

The occupancy levels at the Partnership's properties as of March 31 were as follows:


                                                     1996            1995
                                                     ----            ----
Plainview Plaza II                                   82%             85%

Plainview Triad North                                93%             95%

Peachtree Corporate Center                           93%             85%

The rental and other income generated by the Partnership's properties for the three months ended March 31 were as follows:


                                                   1996              1995
                                                   ----              ----
Plainview Plaza II                              $ 272,322         $ 285,163

Plainview Triad North                           $ 240,325         $ 226,513

Peachtree Corporate Center                      $ 282,482         $ 254,475

The 3% decrease in occupancy from March 31, 1995 to March 31, 1996 at Plainview Plaza II can be attributed to three tenants, who had occupied a total of approximately 7,900 square feet, vacating at the end of the lease terms. Partially offsetting the tenant move-outs is one new lease totalling approximately 3,800 square feet. The new tenant took occupancy in June of 1995. Average occupancy decreased from 85% in 1995 to 81% in 1996. The decrease in rental and other income at Plainview Plaza II for the three months ended March 31, 1996 as compared to the same period in 1995 can be attributed to the decrease in average occupancy during the period.

During 1995, the Partnership negotiated a five-year lease renewal and expansion with The Kroger Company, a major tenant at Plainview Plaza II. The renewal extends the lease to December 31, 2004 and the expansion is for 5,417 square feet. When The Kroger Company takes occupancy of the additional space (expected during the second quarter of 1996), Plainview Plaza II will be 86% occupied.

Plainview Triad North's occupancy decreased 2% from March 31, 1995 to March 31, 1996 as a result of move-outs by three tenants (occupied a total of approximately 2,900 square feet) and the downsizing (3,900 square feet) of one tenant. Partially offsetting the tenant move-outs and downsizing is a new lease totalling approximately 4,900 square feet. Average occupancy decreased from 95% in 1995 to 93% in 1996. Rental and other income increased for the three months ended March 31, 1996 as compared to the same period in 1995 due to a decrease in the provision for doubtful accounts and an increase in pass through expense reimbursements. Leases at Plainview Triad North provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. Partially offsetting the increase in rental and other income at Plainview Triad North is the slight decrease in average occupancy.

Peachtree Corporate Center's occupancy increased 8% from March 31, 1995 to March 31, 1996 due to 16 new leases totalling approximately 39,000 square feet. Of this total, approximately 11,000 square feet represents expansions

- ---------------------------------

by five current tenants. Partially offsetting the new leases are 8 tenant move-outs totalling approximately 23,000 square feet. Approximately 11,000 square feet of this total represents three tenants who vacated and ceased making rental payments in breach of the lease terms due to bankruptcies. Accrued income associated with these leases of approximately $11,000 was written off as uncollectible. The remaining 12,000 square feet represents four tenants (occupied a total of approximately 10,800 square feet) who vacated at the end of the lease terms and the downsizing (1,200 square feet) of one tenant. Average occupancy at Peachtree Corporate Center increased for the three months ended March 31 from 82% in 1995 to 92% in 1996.

The increase in rental and other income at Peachtree Corporate Center for the three months ended March 31, 1996 as compared to the same period in 1995 is due to an increase in average occupancy during the period and a decrease in the provision for doubtful accounts.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In the case of tenants who vacated Peachtree Corporate Center as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no funds recovered as a result of these actions. As of March 31, 1996, there were no on-going cases.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need for any additional financing.

Interest and other income includes interest income earned from investments made by the Partnership with cash reserves and from funds escrowed for the replacement of the heating, ventilating and air conditioning ("HVAC") system and asphalt paving at Peachtree Corporate Center. The change in interest and other income for the three months ended March 31, 1996 as compared to the same period in 1995 was not significant.

Operating expenses increased for the three months ended March 31, 1996 as compared to the same period in 1995 as a result of increased landscape replacement costs and exterior building repairs at Peachtree Corporate Center and increased heating and air conditioning repair costs at Plainview Plaza II. Partially offsetting the increase in operating expenses during the three month period is a decrease in heating and air conditioning repair costs at Peachtree Corporate Center. Operating expenses remained fairly constant for the three month period at Plainview Triad North.

The change in operating expenses - affiliated for the three months ended March 31, 1996 as compared to the same period in 1995 was not significant. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

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

- ---------------------------------

Interest expense has decreased for the three months ended March 31, 1996 as compared to the same period in 1995 due to a decrease in the interest rate on the Partnership's $4,500,000 mortgage payable - 7.65% (1996) compared to 8.41%
(1995). The interest rate on this note adjusts quarterly to 60 basis points over the 10-year treasury bill rate (not to exceed 11.65% or be less than 7.65%). See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between years will differ from the fluctuations of management fee expense.

The changes in professional and administrative expenses and professional and administrative expenses - affiliated for the three months ended March 31, 1996 as compared to the same period in 1995 were not significant. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The change in depreciation and amortization for the three months ended March 31, 1996 as compared to the same period in 1995 was not significant. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 3 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $24,000,000.

Liquidity and Capital Resources
- -------------------------------

The  Partnership  had cash flow from  operations of $251,617 (1996) and $330,630
(1995) for the three months ended March 31. These funds, in conjunction with cash on hand, were used to make a 1% (annualized) distribution of $36,430 in 1996 and $39,000 in 1995. The annualized distribution rate is calculated as a percent of the initial equity. The limited partners received 100% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet as of March 31) were $810,054 and $800,428 at March 31, 1996 and 1995, respectively.

As of March 31, 1996, the Partnership had a mortgage payable to an insurance company in the amount of $4,500,000. The mortgage bears a variable interest rate which adjusts quarterly to 60 basis points over the 10-year treasury bill rate. At no time will the rate exceed 11.65% or be less than 7.65% per annum. The current rate at March 31, 1996 was 7.65%. The loan is secured by a first mortgage on Plainview Triad North and Peachtree Corporate Center with a second position behind the holder of the permanent mortgage on Plainview Plaza II. The unpaid balance of the loan is due June 1, 2001.

As of March 31, 1996, the Partnership also had a mortgage payable to an insurance company in the amount of $2,439,261. The mortgage bears a fixed interest rate of 9.125% and is due November 1, 1998. The outstanding balance at maturity based on the current rate of amortization will be $2,140,539.

- -------------------------------------------

As previously discussed in the Partnership's Form 10-K for the year ended December 31, 1995, the General Partner of the Partnership was exploring the possibility of refinancing the current mortgages payable encumbering the Partnership's properties. As a result of an increase in current interest rates, the Partnership has suspended inquiries into alternative financings.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and are funded by operating activities. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities also include cash which is being escrowed for the replacement of the HVAC system and asphalt paving at Peachtree Corporate Center. Cash flows provided by investing activities are from the maturity of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its excess cash. The Partnership has held the securities until maturity. Cash flows used in financing activities include cash distributions, principal payments on the $2.4 million mortgage payable, repurchases of limited partnership Units and cash reserved by the Partnership for the repurchase of limited partnership units. The Partnership does not expect any material changes in the mix and relative cost of capital resources.

In the next 12 months, the General Partner expects a demand on future liquidity as a result of 91,699 square feet in leases expiring from April 1, 1996 to March 31, 1997 (Plainview Plaza II - 31,400 square feet, Plainview Triad North - 10,499 square feet and Peachtree Corporate Center - 49,800 square feet). At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership. As of March 31, 1996, the Partnership had no material commitments for tenant finish improvements.

The General Partner also anticipates a demand on future liquidity in the next 12 months, as a result of the Partnership's plans to complete the renovation of the common area lobbies at Plainview Plaza II. The project is to include an upgrade of current restroom facilities, improvement of handicap restroom facilities, new carpet and wallcoverings. The project is anticipated to cost approximately $250,000. A portion of this project was completed during the first and second quarter of 1995 at a cost of approximately $93,000. The remaining cost of this project is expected to be funded from cash reserves and cash flow from operations. As of March 31, 1996, the Partnership had no commitments for the remaining renovations.

A demand on future liquidity is also anticipated as the General Partner expects to renovate and update the exterior of the NTS Plainview Plaza II property during 1996. The renovation is designed to make the property more competitive and enhance its value. The project is anticipated to cost approximately $900,000. The General Partner of the Partnership anticipates the project will be funded with a combination of debt financing, cash reserves and cash flow from operating activities. As of March 31, 1996, no commitments had been made in connection with this project.

During 1995, the Partnership established an Interest Repurchase Reserve in the amount of $156,000 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. With these funds, the Partnership was able to repurchase 750 Units at a price of $208 per Unit. On January 3, 1996, the Partnership funded an additional $100,000 to its

- -------------------------------------------

Interest Repurchase Reserve. With these funds, the Partnership will be able to repurchase an additional 480 Units at a price of $208 per Unit. As of March 31, 1996, the Partnership had repurchased a total of 1,028 units. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The Partnership is currently contemplating an additional funding to its Interest Repurchase Reserve in the near term.

As of March 31, 1996, the Partnership has a commitment for approximately $95,000 of tenant finish improvements at Plainview Plaza II as a result of the lease renewal and expansion with The Kroger Company. The expansion increases the tenant's current leased space of approximately 48,000 square feet by approximately 5,400 square feet and the renewal extends the lease for five years. The project is expected to be completed during the second quarter of 1996. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the three months ended March 31, 1996 and 1995. The General Partner did not receive a distribution during these periods. Distributions were funded by cash flow derived from operating activities.


                           Net Income         Cash
                             (Loss)       Distributions    Return of
                            Allocated       Declared        Capital
                            ---------       --------        -------

    Limited Partners:
         1996               $ 10,381        $ 36,430       $ 26,049
         1995                 (6,020)         39,000         39,000

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

         None

     3.  Defaults upon Senior Securities

         None

     4.  Submission of Matters to a Vote of Security Holders

         None

     5.  Other Information

         None

     6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                Exhibit 27. Financial Data Schedule

         (b)    Reports on Form 8-K

                Form 8-K was filed January 3, 1996 to report in Item 5 the funding by the Partnership of an additional $100,000 to its Interest Repurchase Reserve.

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


                                             NTS-PROPERTIES III
                                               (Registrant)

                                        BY:    NTS-Properties Associates,
                                               General Partner,
                                               BY:   NTS Capital Corporation,
                                                     General Partner


                                                     /s/ John W. Hampton
                                                     John W. Hampton
                                                     Senior Vice President


Date:      May 14    , 1996