Form 10-Q
period 1996-06-30
NTS PROPERTIES III
filed 1996-08-13
CIK 703667

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1996


                                       OR

 [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________________ to __________________


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

                                 Not Applicable
 -------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes      X      No


Exhibit Index:    See page 14
Total Pages:      15

                                TABLE OF CONTENTS

                                                                       Pages

                                     PART I

Item 1.  Financial Statements

         Balance Sheets and Statement of Partners' Equity
           As of June 30, 1996 and December 31, 1995                       3

         Statements of Operations
           For the three months and six months ended
           June 30, 1996 and 1995                                          4

         Statements of Cash Flows
           For the three months and six months ended
           June 30, 1996 and 1995                                          5

         Notes to Financial Statements                                   6-8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          9-13

                                     PART II

1.       Legal Proceedings                                                14
2.       Changes in Securities                                            14
3.       Defaults upon Senior Securities                                  14
4.       Submission of Matters to a Vote of Security Holders              14
5.       Other Information                                                14
6.       Exhibits and Reports on Form 8-K                                 14

Signatures                                                                15



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               NTS-PROPERTIES III

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                               As of           As of
                                          June 30, 1996  December 31, 1995*
                                          -------------  ------------------


ASSETS
   Cash and equivalents                    $   334,826     $   626,884
   Cash and equivalents - restricted           465,432         387,796
   Investment securities                       642,627         103,055
   Accounts receivable, net of
      allowance for doubtful accounts of
      $47,275 (1996) and $90,332 (1995)        211,523         176,811
   Land, buildings and amenities, net        9,184,451       9,585,286
   Other assets                                239,992         241,022
                                           -----------     -----------

                                           $11,078,851     $11,120,854
                                           ===========     ===========

LIABILITIES AND PARTNERS' EQUITY
   Mortgages payable                       $ 6,913,321     $ 6,964,619
   Accounts payable - operations                77,068          72,807
   Accounts payable - construction              29,078           1,907
   Distributions payable                        36,213          37,125
   Security deposits                            94,833          95,494
   Other liabilities                           118,850          13,171
                                           -----------     -----------

                                             7,269,363       7,185,123

   Partners' equity                          3,809,488       3,935,731
                                           -----------     -----------

                                           $11,078,851     $11,120,854
                                           ===========     ===========



                                       Limited          General
                                       Partners         Partner        Total
                                       --------         -------        -----

PARTNERS' EQUITY
Initial equity                     $  15,600,000    $   8,039,710   $ 23,639,710
Adjustment to historical
  basis                                  --            (5,455,030)    (5,455,030)
                                      ----------       ----------     ----------

                                      15,600,000        2,584,680     18,184,680
Net Loss - prior years                  (448,502)      (2,195,635)    (2,644,137)
Net income (loss) -
  current year                            70,470          (48,151)        22,319
Cash distributions
  declared to date                   (11,314,469)        (206,985)   (11,521,454)
Repurchase of limited
  partnership units                     (231,920)           --          (231,920)
                                   -------------   -------------    ------------

                                   $   3,675,579   $      133,909   $  3,809,488
                                   =============   ==============   ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 29, 1996.



                               NTS-PROPERTIES III

                            STATEMENTS OF OPERATIONS



                                                             Three Months Ended        Six Months Ended
                                                                  June 30,                  June 30,
                                                                  --------                  --------

                                                             1996         1995        1996           1995
                                                             ----         ----        ----           ----
REVENUES:
  Rental income, net of provision
   for doubtful accounts of $18,338
   (1996) and $41,564 (1995)                            $   713,211  $   665,027  $  1,426,411  $  1,346,718
  Rental income - affiliated                                 78,165       78,165       158,169       156,330
  Interest and other income                                  12,449        9,808        23,315        21,647
                                                        -----------  -----------  ------------  ------------
                                                            803,825      753,000     1,607,895     1,524,695

EXPENSES:
  Operating expenses                                        169,408      149,063       356,285       306,473
  Operating expenses - affiliated                            82,679       77,352       168,248       165,178
  Write-off of unamortized tenant
     and building improvements                                --          33,031         --           41,273
  Interest expense                                          140,906      144,823       282,808       297,521
  Management fees                                            41,950       39,761        77,686        78,251
  Real estate taxes                                          53,793       54,243       107,585       108,540
  Professional and administrative
     expenses                                                14,552       12,288        32,983        27,342
  Professional and administrative
     expenses - affiliated                                   35,228       36,211        74,165        72,612
  Depreciation and amortization                             228,820      258,476       485,816       510,675
                                                        -----------  -----------  ------------  ------------

                                                            767,336      805,248     1,585,576     1,607,865
                                                        -----------  -----------  ------------  ------------

Net income (loss)                                       $    36,489  $   (52,248) $     22,319  $    (83,170)
                                                        ===========  ===========  ============  ============
Net income (loss) allocated to the
  limited partners                                      $    60,089  $   (25,844) $     70,470  $    (31,865)
                                                        ===========  ===========  ============  ============

Net income (loss) per limited
  partnership unit                                      $      4.13  $     (1.66) $      4.82   $      (2.04)
                                                        ===========  ===========  ============  ============

Weighted average number of units                             14,536       15,600        14,634        15,600
                                                        ===========  ===========  ============  ============







                               NTS-PROPERTIES III

                            STATEMENTS OF CASH FLOWS



                                                      Three Months Ended          Six Months Ended
                                                           June 30,                   June 30,
                                                           --------                   --------

                                                      1996         1995          1996         1995
                                                      ----         ----          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                $    36,489 $    (52,248)  $    22,319  $     (83,170)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
      Provision for doubtful accounts                  6,380       17,090        18,338         41,564
      Accrued interest on investment
        securities                                    (2,885)      (3,884)       (1,483)        (3,884)
      Write-off of unamortized tenant and
        building improvements                          --          33,031         --            41,273
      Depreciation and amortization                  228,820      258,476       485,816        510,675
      Changes in assets and liabilities:
        Cash and equivalents - restricted            (15,615)     (17,775)      (31,230)       (34,178)
        Accounts receivable                           29,097      (50,242)      (53,050)       (16,651)
        Other assets                                   9,870       (3,246)       (9,211)       (35,414)
        Accounts payable - operations                (39,990)     (20,971)        4,261         13,907
        Security deposits                                (95)      (3,714)         (661)         6,694
        Other liabilities                             37,090       51,391       105,679         97,722
                                                 ------------ ------------  ------------  -------------
   Net cash provided by operating
      activities                                     289,161      207,908       540,778        538,538
                                                 ------------ ------------  ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
   amenities                                         (37,995)    (191,541)      (47,569)      (372,167)
Increase in cash and equivalents -
   restricted                                        (23,363)     (21,932)      (46,406)       (43,557)
Purchase of investment securities                   (639,742)    (299,808)     (639,742)      (299,808)
Maturity of investment securities                      --           --          101,653          --
                                                 ------------ ------------  ------------  -------------
   Net cash used in investing
     activities                                     (701,100)    (513,281)     (632,064)      (715,532)
                                                 ------------ ------------  ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages
  payable                                            (25,940)     (23,687)      (51,298)       (46,841)
Cash distributions                                   (36,429)     (39,000)      (73,554)       (78,000)
Repurchase of limited partnership
  units                                              (18,096)       --          (75,920)         --
Decrease in cash and equivalents -
  restricted                                          17,176        --            --             --
                                                 ------------ ------------  ------------  -------------
   Net cash used in financing
      activities                                     (63,289)     (62,687)     (200,772)      (124,841)
                                                 ------------ ------------  ------------  -------------
   Net decrease in cash and equivalents             (475,228)    (368,060)     (292,058)      (301,835)

CASH AND EQUIVALENTS, beginning of
   period                                            810,054      800,428       626,884        734,203
                                                ------------ ------------  ------------  -------------

CASH AND EQUIVALENTS, end of period             $    334,826 $    432,368  $    334,826  $     432,368
                                                ============ ============  ============  =============

Interest paid on a cash basis                   $    141,511 $    147,441  $    283,606  $     299,527
                                                ============ ============  ============  =============

                               NTS-PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS

The financial statements included herein should be read in conjunction with the Partnership's 1995 Annual Report. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 1996 and 1995.

1. Cash and Equivalents - Restricted
- ------------------------------------

      Cash and equivalents - restricted represent 1) escrow funds which are to be released as the heating, ventilating and air conditioning system and asphalt paving at Peachtree Corporate center are replaced, 2) funds which have been escrowed with a mortgage company for Plainview Plaza II's property taxes in accordance with the loan agreement and 3) funds which the Partnership has reserved for the repurchase of limited partnership units.

2. Interest Repurchase Reserve
- ------------------------------

      On January 3, 1996, the Partnership elected to fund an additional $100,000 to its Interest Repurchase Reserve which was established in 1995 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. On May 24, 1996, the Partnership elected to fund an additional amount of $143,700 to the Interest Repurchase Reserve. The 1995 and 1996 fundings will enable the Partnership to repurchase a total of 1,920 Units at a price of $208 per Unit. As of June 30, 1996, the Partnership had repurchased a total of 1,115 Units. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor.

3.    Investment Securities
- ---------------------------

      Investment securities represent investments in Certificates of Deposit or debt securities issued by the U.S. Government and its agencies with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During the six months ended June 30, 1996 and 1995, the Partnership sold no investment securities. The following provides details regarding the investments held at June 30, 1996:


                                     Amortized     Maturity       Value At
              Type                     Cost          Date        Maturity

     FHLMC Discount Note           $  174,258      08/01/96    $   175,000
     Certificate of Deposit           110,624      08/30/96        111,490
     FNMA Discount Note               197,745      09/20/96        200,000
     Certificate of Deposit            17,686      11/01/96         17,934
     Fed. Farm Cr. Bank Discount
       Note                           142,314      11/04/96        145,000
                                   ----------                  -----------


                                   $  642,627                  $   649,424
                                   ==========                  ===========

4.    New Accounting Pronouncement
- ----------------------------------

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

5.    Mortgages Payable
- -----------------------

      Mortgages payable consist of the following:


                                                    June 30,    December 31,
                                                      1996          1995
                                                 ------------  -------------
     Mortgage payable to an insurance
     company maturing June 1, 2001, secured
     by land and buildings, bearing a
     variable interest rate based on the
     10-year treasury bill rate plus 60
     basis points.  The rate is adjusted
     quarterly.  The current rate at June
     30, 1996 is 7.65%.                          $  4,500,000  $   4,500,000


     Mortgage  payable  to an  insurance
     company  bearing  interest  at 9.125%,
     maturing November 1, 1998, secured by
     land and building.                             2,413,321      2,464,619
                                                 ------------  -------------

                                                 $  6,913,321  $   6,964,619
                                                 ============  =============


      Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long term debt is approximately $7,300,000.

      Effective July 1, 1996, the interest rate on the $4,500,000 mortgage payable adjusted to 7.46%.

6.    Related Party Transactions
- --------------------------------

      Property management fees of $77,686 and $78,251 for the six months ended June 30, 1996 and 1995, respectively, were paid to NTS Development Company, an affiliate of the General Partner, pursuant to an agreement with the Partnership. The fee is equal to 5% of gross revenues from the Partnership's properties. Also, as permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $3,580 and $19,308 as a repair and maintenance fee during the six months ended June 30, 1996 and 1995, respectively, and has capitalized this cost as a part of land, buildings and amenities.

      As permitted by the partnership agreement, the Partnership also was charged the following amounts from NTS Development Company for the six months ended June 30, 1996 and 1995. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                                     1996             1995
                                                     ----             ----

                 Leasing                         $    65,553     $    78,045
                 Administrative                       89,792          88,137
                 Property manager                    102,593          95,634
                 Other                                 4,846           5,912
                                                 -----------     -----------

                                                 $   262,784     $   267,728
                                                 ===========     ===========

      During the six months ended June 30, 1996 and 1995, NTS Development Company leased approximately 23,000 square feet of the available space in the Plainview Plaza II property at a base rent of approximately $13.50 per square foot. The Partnership has received approximately $158,000 in rental payments from NTS Development Company during the six months ended June 30, 1996 and 1995. The lease expires February 1997.

7.    Reclassification 1995 Financial Statements
- ------------------------------------------------

      Certain  reclassifications  have been made to the June 30, 1995  financial
      statements   to  conform  with  June  30,  1996   classifications.   These
      reclassifications have no effect on previously reported operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

The occupancy levels at the Partnership's properties as of June 30 were as follows:

                                               1996                   1995
                                               ----                   ----

Plainview Plaza II                              82%                    86%

Plainview Triad North                           93%                    94%

Peachtree Corporate Center                      96%                    92%

The rental and other income generated by the Partnership's properties for the three months and six months ended June 30 was as follows:


                                Three Months Ended         Six Months Ended
                                      June 30,                June 30,
                                      --------                --------

                                  1996       1995         1996        1995
                                  ----       ----         ----        ----

Plainview Plaza II
                              $  262,761 $  267,895  $   535,084 $   553,058

Plainview Triad North         $  259,535 $  244,017  $   499,859 $   470,530

Peachtree Corporate Center    $  269,689 $  231,694  $   552,170 $   486,169

Plainview Plaza II's occupancy decreased 4% from June 30, 1995 to June 30, 1996 as a result of two tenants, who had occupied approximately 5,100 square feet, vacating at the end of the lease terms. Average occupancy at Plainview Plaza II decreased from 85% in 1995 to 82% in 1996 for the three months and six months ended June 30. The decrease in rental and other income at Plainview Plaza II for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 is due to the decrease in average occupancy.

The Partnership has negotiated a five-year lease renewal and expansion with the Kroger Company, a major tenant at Plainview Plaza II. The renewal extends the lease to December 31, 2004 and the expansion is for 5,417 square feet. When the Kroger Company takes occupancy of the additional space during 1996, Plainview Plaza II will be 86% occupied.

Plainview Triad North's occupancy decreased 1% from June 30, 1995 to June 30, 1996 as a result of a move-out by one tenant (occupied a total of approximately 1,200 square feet) and the downsizing (3,900 square feet) of one tenant. Partially offsetting the tenant move-out and downsizing is a new lease totalling approximately 4,900 square feet. Average occupancy at Plainview Triad North decreased from 95% (1995) to 93% (1996) for the three months and six months ended June 30. Rental and other income increased for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 due to an increase in rental rates for lease renewals and a decrease in the provision for doubtful accounts. Partially offsetting the increase in rental and other income at Plainview Triad North is the slight decrease in average occupancy.

Peachtree Corporate Center's occupancy increased 4% from June 30, 1995 to June 30, 1996 due to 10 new leases totalling approximately 26,000 square feet. Of this total, approximately 7,700 square feet represents expansions by three current tenants. Partially offsetting the new leases are 8 tenant move-outs totalling approximately 18,000 square feet. Approximately 4,600 square feet of this total represents two tenants who vacated and ceased making rental payments in breach of the lease terms due principally to bankruptcies. Accrued income associated with these leases was not significant. The remaining 13,400 square feet represents five tenants (occupied a total of approximately 12,200 square

- ---------------------------------

feet) who vacated at the end of the lease terms and the downsizing (1,200 square feet) of one tenant. Average occupancy at Peachtree Corporate Center increased from 90% (1995) to 94% (1996) for the three month period ended June 30 and from 87% (1995) to 93% (1996) for the six month period. Rental and other income at Peachtree Corporate Center increased for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 as a result of an increase in average occupancy and a decrease in the provision for doubtful accounts.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In the case of tenants who vacated Peachtree Corporate Center as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no significant funds recovered as a result of these actions during the six months ended June 30, 1996. Approximately $5,500 was recovered during the six months ended June 30, 1995. As of June 30, 1996 there were no on-going cases.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need for any additional financing.

Interest and other income includes interest income earned from short-term investment made by the partnership with excess cash and from funds escrowed for the replacement of the heating, ventilating, and air conditioning ("HVAC") system and asphalt paving at Peachtree Corporate Center (Cash and equivalents restricted). The change in interest income for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 was not significant.

Operating expenses increased for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 as a result of increased janitorial and landscaping costs at Plainview Plaza II and Plainview Triad North, increased utility costs at Plainview Plaza II and increased HVAC repair and replacement costs at Plainview Triad North. Operating expenses at Peachtree Corporate Center remained fairly constant during the six month period. The increase in operating expenses for the three month period is partially offset by decreased landscape replacement costs at Peachtree Corporate Center.

The change in operating expenses - affiliated for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 was not significant. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The 1995 write-off of unamortized tenant and building improvements can be attributed to Peachtree Corporate Center (tenant improvements) and Plainview Plaza II (building improvements). Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. In order to complete the renovation, it is sometimes necessary to replace improvements which have not been fully depreciated. This results in a write-off of unamortized tenant improvements. The write-off of unamortized building improvements at Plainview Plaza II is the result of a common area lobby renovation. The renovation included an upgrade of current restroom facilities, new carpet and wallcoverings. The write-off represents the cost of previous renovations which had not been fully depreciated.

The decrease in interest expense for the three months and the six months ended June 30, 1996 as compared to the same periods in 1995 is due to the fact that the interest rate on the $4,500,000 mortgage payable was lower in 1996 compared to 1995. The interest rate was 8.41% January to March 1995 and 7.76% April to June 1995 versus 7.65% in 1996. The interest rate on this note adjusts quarterly to 60 basis points over the 10-year treasury bill rate. The decrease in interest expense for the three month and the six month periods is also due to a decrease in interest expense on the $2,413,321 mortgage payable as a result of continued principal payments. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

- ---------------------------------

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

The change in real estate taxes for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 was not significant.

The increase in professional and administrative expenses for the six months ended June 30, 1996 as compared to the same period in 1995 is due to an increase in outside legal fees which relate to the Partnership's Interest Repurchase Program. The change in professional and administrative expenses for the three month period was not significant.

Professional and administrative expenses - affiliated remained fairly constant for the three months and six months ended June 30, 1996 as compared to the same periods in 1995. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The decrease in depreciation and amortization for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 is due to the fact that a portion of the Partnership's assets (primarily tenant finish improvements) have become fully depreciated since June 30, 1995. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 3 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $24,000,000.

Liquidity and Capital Resources
- -------------------------------

The Partnership had cash flow from operations of $540,778 and $538,538 for the six months ended June 30, 1996 and 1995, respectively. These funds, in conjunction with cash on hand, were used to make a 1% (annualized) distribution of $72,640 and $78,000 during the six months ended June 30, 1996 and 1995, respectively. The annualized distribution rate is calculated as a percent of the initial equity. The limited partners received 100% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of June 30) were $977,453 and $736,060 at June 30, 1996 and 1995, respectively.

As of June 30, 1996 the Partnership had a mortgage payable to an insurance company in the amount of $4,500,000. The mortgage bears a variable interest rate which adjusts quarterly to 60 basis points over the 10-year treasury bill rate. At no time during the first five loan years (loan obtained May 1991) did the rate exceed 11.65% or be less than 7.65% per annum. After the fifth loan year, no interest rate floor and/or ceiling will apply. The current rate at June 30, 1996 was 7.65%. Effective July 1, 1996, the interest rate adjusted to 7.46%. The loan is secured by a first mortgage on Plainview Triad North and Peachtree Corporate Center with a second position behind the holder of the permanent mortgage on Plainview Plaza II. The unpaid balance of the loan is due June 1, 2001.

As of June 30, 1996, the Partnership also had a mortgage payable to an insurance company in the amount of $2,413,321. The mortgage bears a fixed interest rate of 9.125% and is due November 1, 1998. The outstanding balance at maturity based on the current rate of amortization will be $2,140,539.

As previously discussed in the Partnership's Form 10-K for the year ended December 31, 1995, the General Partner of the Partnership was exploring the possibility of refinancing the current mortgages payable encumbering the Partnership's properties. As a result of an increase in current interest rates, the Partnership has suspended inquiries into alternative financings.

- -------------------------------------------

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and other capital additions and are funded by operating activities. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities also include cash which is being escrowed for the replacement of the HVAC system and asphalt paving at Peachtree Corporate Center and cash used for the purchase of investment securities. Cash flows provided by investing activities are from the maturity of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its excess cash. The Partnership intends to hold the securities until maturity. Cash flows used in financing activities include cash distributions, principal payments on the $2.4 million mortgage payable, repurchases of limited partnership Units and cash reserved by the Partnership for the repurchase of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources.

A demand on future liquidity is anticipated as the exterior of the NTS Plainview Plaza II property is being renovated and updated during 1996. The renovation is designed to make the property more competitive and enhance its value. The project is anticipated to cost approximately $900,000. The General Partner of the Partnership anticipates the project will be funded with a combination of debt financing, cash reserves and cash flow from operating activities. Subsequent to June 30, 1996, the exterior renovation of this building was started.

The General Partner also anticipates a demand on future liquidity as a result of the Partnership's plans to complete the renovation of the common area lobbies at Plainview Plaza II in 1996. The project is to include an upgrade of current restroom facilities, improvement of handicap restroom facilities, new carpet and wallcoverings. The project is anticipated to cost approximately $250,000. A portion of this project was completed during the first and second quarters of 1995 at a cost of approximately $93,000. The remaining cost of this project is expected to be funded from cash reserves and cash flow from operations. As of June 30, 1996, the Partnership had no commitments for the remaining renovations.

In the next 12 months, the General Partner also expects a demand on future liquidity as a result of 88,780 square feet in leases expiring from July 1, 1996 to June 30, 1997 (Plainview Plaza II - 34,350 square feet, Plainview Triad North
- - 7,120 square feet and Peachtree Corporate Center - 47,310 square feet). At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership. As of June 30, 1996, the Partnership had no material commitments for tenant finish improvements.

Subsequent to June 30, 1996, the Partnership made a commitment for a $168,000 special tenant finish allowance at Plainview Plaza II as a result of a lease renewal and expansion with The Kroger Company. This replaces the commitment for tenant finish improvements of approximately $95,000 reported in the Partnership's Form 10-K for the year ended December 31, 1995. The expansion increases the tenant's current leased space of approximately 48,000 square feet by approximately 5,400 square feet and the renewal extends the lease through December 2004. The Kroger Company is expected to take occupancy of the expansion space during 1996. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

- -------------------------------------------

During 1995, the Partnership established an Interest Repurchase Reserve in the amount of $156,000 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. With these funds, the Partnership was able to repurchase 750 Units at a price of $208 per Unit. During 1996, the Partnership elected to fund an additional $243,700 to its Interest Repurchase Reserve ($100,000 on January 3 and $143,700 on May 24). With these 1996 fundings, the Partnership will be able to repurchase an additional 1,170 Units at a price of $208 per Unit. As of June 30, 1996, the Partnership had repurchased a total of 1,115 units. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the six months ended June 30, 1996 and 1995. The General Partner did not receive a distribution during these periods. Distributions were funded by cash flow derived from operating activities.


                                       Net Income      Cash
                                         (Loss)    Distributions   Return of
                                       Allocated     Declared       Capital
                                       ---------     --------       -------

              Limited Partners
                    1996              $   70,470    $  72,640     $    2,170
                    1995                 (31,865)      78,000         78,000

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

         None

3.       Defaults upon Senior Securities

         None

4.       Submission of Matters to a Vote of Security Holders

         None

5.       Other Information

         None

6.       Exhibits and Reports on Form 8-K

         (a)    Exhibits

                Exhibit 27.  Financial Data Schedule

         (b)    Reports on Form 8-K

                Form 8-K was filed May 24, 1996 to report in Item 5 the Partnership's election to fund an additional $143,700 to its Interest Repurchase Reserve.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NTS-PROPERTIES III
                                           (Registrant)

                                  BY:   NTS-Properties Associates
                                        BY:   NTS Capital Corporation,
                                              General Partner

                                              /s/ John W. Hampton
                                              John W. Hampton
                                              Senior Vice President


Date:    August 13  , 1996