Form 10-Q
period 1996-09-30
NTS PROPERTIES III
filed 1996-11-12
CIK 703667

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[x]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            September 30, 1996
                                ------------------------------------------------
                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                           to
                               -----------------------       -------------------


Commission File Number                           0-11176
                       ---------------------------------------------------------


                               NTS-PROPERTIES III
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Georgia                           61-1017240
-------------------------------------    ---------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

10172 Linn Station Road
Louisville, Kentucky                                     40223
-------------------------------------    ---------------------------------------
(Address of principal executive                        (Zip Code)
offices)

Registrant's telephone number,
including area code                                  (502) 426-4800
                                ------------------------------------------------



                                 Not Applicable
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                                              Yes      X       No
                                                  -----------      ----------

Exhibit Index:    See page 14
Total Pages:      15

                                TABLE OF CONTENTS

                                                                       Pages

                                     PART I

Item 1.  Financial Statements

         Balance Sheets and Statement of Partners' Equity
           As of September 30, 1996 and December 31, 1995                  3

         Statements of Operations
           For the three months and nine months ended
           September 30, 1996 and 1995                                     4

         Statements of Cash Flows
           For the three months and nine months ended
           September 30, 1996 and 1995                                     5

         Notes to Financial Statements                                   6-8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          9-13

                                    PART II

1.       Legal Proceedings                                                14
2.       Changes in Securities                                            14
3.       Defaults upon Senior Securities                                  14
4.       Submission of Matters to a Vote of Security Holders              14
5.       Other Information                                                14
6.       Exhibits and Reports on Form 8-K                                 14

Signatures                                                                15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               NTS-PROPERTIES III

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                                                              As of                        As of
                                                                        September 30,1996            December 31,1995*
                                                                   ----------------------------  -------------------------


ASSETS
   Cash and equivalents                                               $          541,814               $           626,884
   Cash and equivalents - restricted                                             506,430                           387,796
   Investment securities                                                         379,782                           103,055
   Accounts receivable, net of
      allowance for doubtful accounts of
      $65,911 (1996) and $90,332 (1995)                                          218,372                           176,811
   Land, buildings and amenities, net                                          9,002,858                         9,585,286
  Construction in progress                                                       485,152                                --
   Other assets                                                                  409,845                           241,022
                                                                      ------------------               -------------------

                                                                      $       11,544,253               $        11,120,854
                                                                      ==================               ===================

LIABILITIES AND PARTNERS' EQUITY
   Mortgages payable                                                  $        6,886,784               $         6,964,619
   Accounts payable - operations                                                 259,002                            72,807
   Accounts payable - construction                                               369,043                             1,907
   Distributions payable                                                          35,375                            37,125
   Security deposits                                                              93,123                            95,494
   Other liabilities                                                             119,231                            13,171
                                                                      ------------------               -------------------

                                                                               7,762,558                         7,185,123

   Partners' equity                                                            3,781,695                         3,935,731
                                                                      ------------------               -------------------

                                                                      $       11,544,253               $        11,120,854
                                                                      ==================               ===================



                                                               Limited                   General
                                                              Partners                   Partner                     Total
                                                         -------------------       --------------------       -------------------

PARTNERS' EQUITY
Initial equity                                           $        15,600,000       $          8,039,710       $        23,639,710
Adjustment to historical
  basis                                                          --                          (5,455,030)               (5,455,030)
                                                         -------------------       --------------------       -------------------

                                                                  15,600,000                  2,584,680                18,184,680
Net loss - prior years                                              (448,502)                (2,195,635)               (2,644,137)
Net income (loss) -
  current year                                                       171,143                    (71,562)                   99,581
Cash distributions
  declared to date                                               (11,349,844)                  (206,985)              (11,556,829)
Repurchase of limited
  partnership units                                                 (301,600)               --                           (301,600)
                                                         -------------------       --------------------       -------------------

Balances at September 30, 1996                           $         3,671,197       $            110,498       $         3,781,695
                                                         ===================       ====================       ===================


* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 29, 1996.



                               NTS-PROPERTIES III

                            STATEMENTS OF OPERATIONS



                                                      Three Months Ended                         Nine Months Ended
                                                        September 30,                              September 30,
                                            --------------------------------------     --------------------------------------

                                                  1996                  1995                 1996                 1995
                                            -----------------     ----------------     -----------------    -----------------
REVENUES:
  Rental income, net of provision
  for doubtful accounts of $36,974
   (1996) and $62,788 (1995)                $         730,495     $        680,406     $       2,156,906    $       2,027,124
  Rental income - affiliated                           78,165               78,165               236,334              234,495
  Interest and other income                            15,521               10,508                38,835               32,155
                                            -----------------     ----------------     -----------------    -----------------

                                                      824,181              769,079             2,432,075            2,293,774

EXPENSES:
  Operating expenses                                  179,982              185,219               536,265              491,692
  Operating expenses - affiliated                      70,934               78,055               239,183              243,234
  Write-off of unamortized tenant
     and building improvements                     --                       15,420             --                      56,693
  Interest expense                                    138,778              143,037               421,586              440,558
  Management fees                                      39,278               40,308               116,964              118,558
  Real estate taxes                                    51,485               54,295               159,070              162,835
  Professional and administrative
     expenses                                          14,708               15,322                47,691               42,663
  Professional and administrative
     expenses - affiliated                             36,579               36,879               110,744              109,491
  Depreciation and amortization                       215,176              262,733               700,991              773,408
                                            -----------------     ----------------     -----------------    -----------------

                                                      746,920              831,268             2,332,494            2,439,132
                                            -----------------     ----------------     -----------------    -----------------

Net income (loss)                           $          77,261     $        (62,189)    $          99,581    $        (145,358)
                                            =================     ================     =================    =================

Net income (loss) allocated to the
  limited partners                          $         100,673     $        (35,694)    $         171,143    $         (67,558)
                                            =================     ================     =================    =================
Net income (loss) per limited
partnership unit                            $            7.04     $          (2.29)    $           11.79    $           (4.33)
                                            =================     ================     =================    =================

Weighted average number of units                       14,296               15,600                14,521               15,600
                                            =================     ================     =================    =================




                               NTS-PROPERTIES III

                            STATEMENTS OF CASH FLOWS



                                                                Three Months Ended                     Nine Months Ended
                                                                  September 30,                          September 30,
                                                       ------------------------------------  -------------------------------------

                                                             1996                1995              1996                 1995
                                                       -----------------   ----------------  -----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      $          77,261   $       (62,189)  $          99,581          $(145,358)
Adjustments to reconcile net income
 (loss) to net cash provided by
  operating activities:
      Provision for doubtful accounts                             18,636             21,224             36,974              62,788
      Accrued interest on investment
        securities                                                  (640)             3,884            (2,123)             --
      Write-off of unamortized tenant and
        building improvements                                 --                     15,420         --                      56,693
      Depreciation and amortization                              215,176            262,733            700,991             773,408
      Changes in assets and liabilities:
        Cash and equivalents - restricted                       (15,615)           (17,775)           (46,845)            (51,953)
        Accounts receivable                                     (25,485)             20,834           (78,535)               4,183
        Other assets                                           (174,973)              6,793          (184,184)            (28,622)
        Accounts payable - operations                            181,934            (5,487)            186,195               8,420
        Security deposits                                        (1,710)                869            (2,371)               7,563
        Other liabilities                                            384              5,688            106,063             103,410
                                                       -----------------   ----------------  -----------------    ----------------

Net cash provided by operating
   activities                                                    274,968            251,994            815,746             790,532
                                                       -----------------   ----------------  -----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings,amenities
 and construction in progress                                  (173,652)          (121,964)          (221,221)           (494,131)
Increase in cash and equivalents -
 restricted                                                     (17,063)           (21,192)           (63,389)            (64,749)
Purchase of investment securities                              (216,257)          --                 (855,999)           (299,808)
Maturity of investment securities                               479,742            299,808            581,395             299,808
                                                       -----------------   ----------------  -----------------    ----------------

   Net cash provided by (used in)
    investing activities                                          72,770            156,652          (559,214)           (558,880)
                                                       -----------------   ----------------  -----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages
  payable                                                       (26,537)           (24,231)           (77,835)            (71,072)
Cash distributions                                              (36,213)           (39,000)          (109,767)           (117,000)
Repurchase of limited partnership
  units                                                         (69,680)          --                 (145,600)           --
Increase in cash and equivalents -
  restricted                                                     (8,320)          --                   (8,400)           --
                                                       -----------------   ----------------  -----------------    ----------------

   Net cash used in financing activities                       (140,750)           (63,231)          (341,602)           (188,072)
                                                       -----------------   ----------------  -----------------    ----------------

  Net increase (decrease) in cash and
     equivalents                                                 206,988            345,415           (85,070)              43,580

CASH AND EQUIVALENTS, beginning of
   period                                                        334,826            432,368            626,884             734,203
                                                       -----------------   ----------------  -----------------    ----------------

CASH AND EQUIVALENTS, end of period                    $         541,814   $        777,783  $         541,814    $        777,783
                                                       =================   ================  =================    ================

Interest paid on a cash basis                          $         139,491   $        143,634  $         423,097    $        443,161
                                                       =================   ================  =================    ================

                                      -5-

                               NTS-PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS

The financial statements included herein should be read in conjunction with the Partnership's 1995 Annual Report. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 1996 and 1995.

1.    Cash and Equivalents - Restricted

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

2.    Interest Repurchase Reserve

      On January 3, 1996, the Partnership elected to fund an additional $100,000 to its Interest Repurchase Reserve which was established in 1995 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. On May 24, 1996, the Partnership elected to fund an additional amount of $143,700 to the Interest Repurchase Reserve. The 1995 and 1996 fundings will enable the Partnership to repurchase a total of 1,920 Units at a price of $208 per Unit. As of September 30, 1996, the Partnership had repurchased a total of 1,450 Units. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor.

3.    Investment Securities

      Investment securities represent investments in Certificates of Deposit or debt securities issued by the U.S. Government and its agencies with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During the nine months ended September 30, 1996 and 1995, the Partnership sold no investment securities. The following provides details regarding the investments held at September 30, 1996:


                                     Amortized       Maturity        Value At
                      Type              Cost           Date          Maturity
                      ----         -------------- --------------  -------------

     Certificate of Deposit        $       17,872    11/01/96     $      17,934
     Fed. Farm Cr. Bank Discount
        Note                              144,283    11/04/96           145,000
     FHLB Discount Note                    99,083    12/05/96           100,000
     FHLB Discount Note                   118,544    12/26/96           120,000
                                   --------------                 -------------

                                   $      379,782                 $     382,934
                                   ==============                 =============

4.    New Accounting Pronouncement

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

5.    Mortgages Payable

      Mortgages payable consist of the following:


                                                  September 30,    December 31,
                                                       1996            1995
                                                  --------------   -------------

     Mortgage payable to an insurance
     company maturing June 1, 2001,  secured
     by land and buildings, bearing a
     variable interest rate based on the
     10-year treasury  bill rate plus 60
     basis points.  The rate is adjusted
     quarterly. The current rate at
     September 30, 1996 is 7.46%.                 $    4,500,000   $  4,500,000

     Mortgage  payable  to an  insurance
     company  bearing  interest  at 9.125%,
     maturing November 1, 1998, secured by
     land and building.                                2,386,784      2,464,619
                                                  --------------   -------------

                                                  $    6,886,784   $  6,964,619
                                                  ==============   =============

      Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long term debt is approximately $7,250,000.

      Effective October 1, 1996, the interest rate on the $4,500,000 mortgage payable adjusted to 7.33%.

6.    Related Party Transactions

      Property management fees of $116,964 and $118,558 for the nine months ended September 30, 1996 and 1995, respectively, were paid to NTS Development Company, an affiliate of the General Partner, pursuant to an agreement with the Partnership. The fee is equal to 5% of gross revenues from the Partnership's properties. Also, as permitted by an agreement with the Partnership, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $32,732 and $22,105 as a repair and maintenance fee during the nine months ended September 30, 1996 and 1995, respectively, and has capitalized this cost as a part of land, buildings and amenities.

      As permitted by an agreement, the Partnership also was charged the following amounts from NTS Development Company for the nine months ended September 30, 1996 and 1995. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                        1996                         1995
                                 -------------------          ------------------

          Leasing                $           117,283          $          107,158
          Administrative                     132,724                     131,388
          Property manager                   141,171                     142,496
          Other                               12,827                       9,710
                                 -------------------          ------------------

                                 $           404,005          $          390,752
                                 ===================          ==================

      During the nine months ended September 30, 1996 and 1995, NTS Development Company leased approximately 23,000 square feet of the available space in the Plainview Plaza II property at a base rent of approximately $13.50 per square foot. The Partnership has received approximately $235,000 in rental payments from NTS Development Company during the nine months ended September 30, 1996 and 1995. The lease expires February 1997.

7.    Reclassification of 1995 Financial Statements

      Certain reclassifications have been made to the September 30, 1995 financial statements to conform with September 30, 1996 classifications. These reclassifications have no effect on previously reported operations.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------         ---------------------------------------------------------------
                RESULTS OF OPERATIONS
                ---------------------


Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of September 30 were as follows:

                                                     1996           1995
                                                     ----           ----

Plainview Plaza II                                    84%           86%

Plainview Triad North                                 94%           95%

Peachtree Corporate Center                            96%           92%

The rental and other income generated by the Partnership's properties for the three months and nine months ended September 30 was as follows:


                                Three Months Ended          Nine Months Ended
                                   September 30,              September 30,
                            -------------------------   ------------------------

                                1996          1995         1996          1995
                            -----------   -----------   -----------   ----------

Plainview Plaza II          $   268,187   $   276,913   $  803,270   $  829,970

Plainview Triad North       $   266,381   $   238,297   $  766,240   $  708,827

Peachtree Corporate Center  $   276,708   $   245,110   $  828,878   $  731,279

Plainview Plaza II's occupancy decreased 2% from September 30, 1995 to September 30, 1996 as a result of two tenants, who had occupied approximately 5,100 square feet, vacating at the end of the lease terms. Partially offsetting the tenant move-outs is a new lease for approximately 2,700 square feet. Average occupancy at Plainview Plaza II decreased from 86% in 1995 to 82% in 1996 for the nine months ended September 30 and decreased from 86% in 1995 to 83% in 1996 for the three months ended September 30. The decrease in rental and other income at Plainview Plaza II for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 is due to the decrease in average occupancy.

Subsequent to September 30, 1996, Plainview Plaza II's occupancy increased to 89% as a result of a 5,417 square foot expansion and lease renewal by the Kroger Company, a major tenant at Plainview Plaza II. The renewal extends the lease to December 31, 2004.

Plainview Triad North's occupancy decreased 1% from September 30, 1995 to September 30, 1996. Leasing activity during the period was minimal. Average occupancy at Plainview Triad North increased from 93% (1995) to 95% (1996) for the three months ended September 30 and remained constant at 94% for the nine month periods. Rental and other income increased for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 due to an increase in rental rates for lease renewals and a decrease in the provision for doubtful accounts. The increase in rental and other income at Plainview Triad North for the three month period can also be attributed to the increase in average occupancy.

Peachtree Corporate Center's occupancy increased 4% from September 30, 1995 to September 30, 1996 due to eight new leases totalling approximately 22,000 square feet. Of this total, approximately 6,000 square feet represents expansions by two current tenants. Partially offsetting the new leases are seven tenant move-outs totalling approximately 13,800 square feet. Approximately 1,000 square feet of this total represents one tenant who vacated and ceased making rental payments in breach of the lease terms due principally to bankruptcy. Accrued income associated with this lease was not significant. The remaining 12,800 square feet represents five tenants (occupied a total of approximately 11,600 square feet)

---------------------------------

who vacated at the end of the lease terms and the downsizing (1,200 square feet) of one tenant. Average occupancy at Peachtree Corporate Center increased from 91% (1995) to 96% (1996) for the three month period ended September 30 and increased from 88% (1995) to 94% (1996) for the nine month period. Rental and other income at Peachtree Corporate Center increased for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 as a result of an increase in average occupancy and a decrease in the provision for doubtful accounts.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In the case of tenants who vacated Peachtree Corporate Center as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no significant funds recovered as a result of these actions during the nine months ended September 30, 1996. Approximately $5,500 was recovered during the nine months ended September 30, 1995. As of September 30, 1996 there were no on-going cases.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need for any additional financing.

Interest and other income includes interest income earned from short-term investment made by the partnership with excess cash and from funds escrowed for the replacement of the heating, ventilating, and air conditioning ("HVAC") system and asphalt paving at Peachtree Corporate Center (Cash and equivalents restricted). Interest income has increased for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 mainly as a result of an increase in cash reserves available for investment.

Operating expenses increased for the nine months ended September 30, 1996 as compared to the same period in 1995 as a result of increased janitorial costs and increased HVAC repair and replacement costs at Plainview Plaza II and Plainview Triad North and increased utility costs at Plainview Plaza II. The increase in operating expenses during 1996 at Plainview Plaza II and Plainview Triad North for the nine month period can also be attributed to an upgrade of each building's security system. Operating expenses at Peachtree Corporate Center remained fairly constant during the nine month period. The change in operating expenses for the three month period ended September 30, 1996 as compared to the same period in 1995 was not significant.

The decrease in operating expenses - affiliated for the three months ended September 30, 1996 as compared to the same period in 1995 is due to a decrease in property management costs at all the Partnership's properties. The change in operating expenses - affiliated for the nine month period was not significant. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

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

The decrease in interest expense for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 is due to the fact that the interest rate on the $4,500,000 mortgage payable was lower in 1996 compared to 1995. The interest rate was 8.41% January to March 1995 and 7.76% April to September 1995 versus 7.65% January to June 1996 and 7.46% July to

---------------------------------

September 1996. The interest rate on this note adjusts quarterly to 60 basis points over the 10-year treasury bill rate. The decrease in interest expense for the three month and the nine month periods is also due to a decrease in interest expense on the $2,386,784 mortgage payable as a result of continued principal payments. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

The change in real estate taxes for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 was not significant.

The increase in professional and administrative expenses for the nine months ended September 30, 1996 as compared to the same period in 1995 is due to an increase in outside legal fees which relate to the Partnership's Interest Repurchase Program. The change in professional and administrative expenses for the three month period was not significant.

Professional and administrative expenses - affiliated remained fairly constant for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The decrease in depreciation and amortization for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 is due to the fact that a portion of the Partnership's assets (primarily tenant finish improvements) have become fully depreciated since September 30, 1995. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 3 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $24,000,000.

Liquidity and Capital Resources
-------------------------------

The Partnership had cash flow from operations of $815,746 and $790,532 for the nine months ended September 30, 1996 and 1995, respectively. These funds, in conjunction with cash on hand, were used to make a 1% (annualized) distribution of $108,018 and $117,000 during the nine months ended September 30, 1996 and 1995, respectively. The annualized distribution rate is calculated as a percent of the initial equity. The limited partners received 100% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of September 30) were $921,596 and $777,782 at September 30, 1996 and 1995, respectively.

As of September 30, 1996 the Partnership had a mortgage payable to an insurance company in the amount of $4,500,000. The mortgage bears a variable interest rate which adjusts quarterly to 60 basis points over the 10-year treasury bill rate. At no time during the first five loan years (loan obtained May 1991) did the rate exceed 11.65% or fall below 7.65% per annum. After the fifth loan year, no interest rate floor and/or ceiling applies. The current rate at September 30, 1996 was 7.46%. Effective October 1, 1996, the interest rate adjusted to 7.33%. The loan is secured by a first mortgage on Plainview Triad North and Peachtree Corporate Center with a second position behind the holder of the permanent mortgage on Plainview Plaza II. The unpaid balance of the loan is due June 1, 2001.

-------------------------------------------

As of September 30, 1996, the Partnership also had a mortgage payable to an insurance company in the amount of $2,386,784. The mortgage bears a fixed interest rate of 9.125% and is due November 1, 1998. The outstanding balance at maturity based on the current rate of amortization will be $2,140,539.

As previously discussed in the Partnership's Form 10-K for the year ended December 31, 1995, the General Partner of the Partnership was exploring the possibility of refinancing the current mortgages payable encumbering the Partnership's properties. As a result of an increase in current interest rates, the Partnership has suspended inquiries into alternative financings.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and other capital additions and are funded by operating activities. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities also include cash which is being escrowed for the replacement of the HVAC system and asphalt paving at Peachtree Corporate Center and cash used for the purchase of investment securities. Cash flows provided by investing activities are from the maturity of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its cash reserves. The Partnership intends to hold the securities until maturity. Cash flows used in financing activities include cash distributions, principal payments on the $2.4 million mortgage payable, repurchases of limited partnership Units and cash reserved by the Partnership for the repurchase of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources.

A demand on future liquidity is anticipated as the exterior of the NTS Plainview Plaza II property is being renovated and updated during 1996 and 1997. The renovation is designed to make the property more competitive and enhance its value. The project is anticipated to cost approximately $900,000. As of September 30, 1996, approximately $475,000 of the total project cost has been incurred. The General Partner of the Partnership anticipates the project will be funded with a combination of debt financing, cash reserves and cash flow from operating activities.

The General Partner also anticipates a demand on future liquidity as a result of the Partnership's plans to complete the renovation of the common area lobbies at Plainview Plaza II during 1996 and 1997. The project is to include an upgrade of current restroom facilities, improvement of handicap restroom facilities, new carpet and wallcoverings. The project is anticipated to cost approximately $250,000. A portion of this project was completed during the first and second quarters of 1995 at a cost of approximately $93,000. The remaining cost of this project is expected to be funded from cash reserves and cash flow from operations. As of September 30, 1996, the Partnership had no commitments for the remaining renovations.

In the next 12 months, the General Partner also expects a demand on future liquidity as a result of 153,083 square feet in leases expiring from October 1, 1996 to September 30, 1997 (Plainview Plaza II - 34,350 square feet, Plainview Triad North - 76,073 square feet and Peachtree Corporate Center - 42,660 square feet). At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership. As of September 30, 1996, the Partnership had no material commitments for tenant finish improvements.

-------------------------------------------

As of September 30, 1996, the Partnership has a commitment for a $168,000 special tenant finish allowance at Plainview Plaza II as a result of a lease renewal and expansion with The Kroger Company. This replaces the commitment for tenant finish improvements of approximately $95,000 reported in the Partnership's Form 10-K for the year ended December 31, 1995. The expansion increases the tenant's current leased space of approximately 48,000 square feet by approximately 5,400 square feet and the renewal extends the lease through December 2004. The Kroger Company took occupancy of the expansion space subsequent to September 30, 1996. The $168,000 commitment is included in the accounts payable-operations balance at September 30, 1996. The Partnership had no other material commitments as of September 30, 1996.

During 1995, the Partnership established an Interest Repurchase Reserve in the amount of $156,000 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. With these funds, the Partnership was able to repurchase 750 Units at a price of $208 per Unit. During 1996, the Partnership elected to fund an additional $243,700 to its Interest Repurchase Reserve ($100,000 on January 3 and $143,700 on May 24). With these 1996 fundings, the Partnership will be able to repurchase an additional 1,170 Units at a price of $208 per Unit. As of September 30, 1996, the Partnership had repurchased a total of 1,450 units. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the nine months ended September 30, 1996 and 1995. The General Partner did not receive a distribution during these periods. Distributions were funded by cash flow derived from operating activities.


                           Net Income             Cash
                             (Loss)           Distributions         Return of
                           Allocated            Declared             Capital
                      -------------------- ------------------- -----------------

    Limited Partners
          1996              $171,143            $108,018            $  --
          1995               (67,558)            117,000             117,000

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

                None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   NTS-PROPERTIES III
                                      -----------------------------------------
                                                      (Registrant)

                                      BY:    NTS-Properties Associates
                                             BY:   NTS Capital Corporation,
                                                   General Partner

                                                   ----------------------------
                                                   /s/ John W. Hampton
                                                   John W. Hampton
                                                   Senior Vice President


Date:                November 8          , 1996
             --------------------------