Form 10-K
period 1996-12-31
NTS PROPERTIES III
filed 1997-03-27
CIK 703667

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

         X      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended    December 31, 1996

                                          OR

       _____    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the Transition period from __________  to   _________

                         Commission file number 0-11176

                               NTS-PROPERTIES III
             (Exact name of registrant as specified in its charter)

              Georgia                                   61-1017240
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)



   10172 Linn Station Road
   Louisville, Kentucky 40223                             40223
  (Address of principal executive                      (Zip Code)
  offices)

Registrant's telephone number, including area code:     (502) 426-4800


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

Exhibit Index: See Page 36

Total Pages: 39

                                TABLE OF CONTENTS


                                                                       Pages

                                     PART I

Items 1 and 2     Business and Properties                               3-10
Item 3            Legal Proceedings                                       10
Item 4            Submission of Matters to a Vote
                    of Security Holders                                   10


                                          PART II

Item 5            Market for the Registrant's Limited Partnership
                    Interests and Related Partner Matters                 11
Item 6            Selected Financial Data                                 12
Item 7            Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                         13-20
Item 8            Financial Statements and Supplementary
                    Data                                               21-31
Item 9            Changes in and Disagreements with
                    Accountants on Accounting and
                    Financial Disclosure                                  32


                                         PART III

Item 10           Directors and Executive Officers of
                    the Registrant                                     32-33
Item 11           Management Remuneration and Transactions                33
Item 12           Security Ownership of Certain Beneficial
                    Owners and Management                                 34
Item 13           Certain Relationships and Related
                    Transactions                                       34-35


                                          PART IV

Item 14           Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K                            36-38


Signatures                                                                39

                                     PART I

Items 1. and 2.  Business and Properties

General
-------

Some of the statements included in Items 1 and 2, Business and Properties, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward -looking statements that may be made to reflect any future events or circumstances.

NTS-Properties III (the "Partnership") is a limited partnership organized under the laws of the state of Georgia on June 24, 1982. The general partner is NTS-Properties Associates, a Georgia limited partnership. As of December 31, 1996, the Partnership owned the following properties:

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

Plainview Plaza II is encumbered by a permanent mortgage payable to an insurance company. The outstanding balance at December 31, 1996 was $2,359,637. The mortgage is payable in monthly installments of $32,335 which includes principal, interest and property taxes. The mortgage bears a fixed interest rate of 9.125% and is due November 1, 1998. The outstanding principal balance at maturity based on the current rate of amortization will be $2,140,539.

The Partnership's properties are encumbered by a mortgage payable to an insurance company. The loan is secured by a first mortgage on Plainview Triad North and Peachtree Corporate Center with a second mortgage behind the holder of the permanent mortgage on Plainview Plaza II. The outstanding balance at December 31, 1996 was $4,500,000. The mortgage is payable in monthly installments of $26,025 (interest only). As part of the loan agreement, the Partnership was required to place in escrow $6,500 each month during the first five loan years (loan obtained May 1991). The Funds will be released as the heating, ventilating and air conditioning ("HVAC") system and asphalt paving at Peachtree Corporate Center are replaced. The mortgage bears a variable interest rate which adjusts quarterly to 60 basis points over the 10-year treasury bill rate. At no time during the first five loan years did the rate exceed 11.65% or fall below 7.65% per annum. After the fifth loan year, no interest rate floor and/or ceiling applies. The current rate at December 31, 1996 was 7.33%. Effective January 1, 1997, the interest rate adjusted to 6.94%. The unpaid balance of the loan is due June 1, 2001. The mortgage was closed to prepayment for the first year.

-------------------

Beginning the second year through the end of year five, prepayment was allowed based on a 2% penalty on the outstanding balance. Starting year six, no prepayment penalty will be charged.

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant finish improvements as required by lease negotiations at the Partnership's properties. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Tenant finish improvements will be funded by cash flow from operations and/or cash reserves. As of December 31, 1996, the Partnership had no material commitments for tenant finish improvements.

Subsequent to December 31, 1996, the Partnership made a commitment of approximately $170,000 for tenant finish improvements at Plainview Plaza II as a result of a lease renewal with NTS Development Company, an affiliate of the General Partner. The renewal extends the lease for five years, through March 2002, and is at a rate of $13.75 per square foot for 20,368 square feet. The project is expected to be completed during the first half of 1997. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

Subsequent to December 31, 1996, the Partnership also made a commitment of approximately $31,000 for tenant finish improvements at Plainview Plaza II as a result of a lease renewal and expansion with a current tenant. The expansion increases the tenant's current leased space by approximately 3,200 square feet and the renewal extends the lease for three and one-half years. The project is expected to be completed during the first quarter of 1997. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

The Partnership's plans for renovations and other major capital expenditures also include the replacement of the HVAC system at Peachtree Corporate Center. The HVAC system at Peachtree Corporate Center is designed in such a manner that each suite's system is separate in structure; therefore, individual units are replaced only as needed. Effective July 1995, new leases and lease renewals at Peachtree Corporate Center require the tenant to maintain and replace the HVAC system in the leased space beginning one year from the date of occupancy. As of December 31, 1996, approximately 43% of the center's tenants were subject to this lease provision. Through May 1996 the Partnership was escrowing cash monthly to fund the HVAC system replacements at Peachtree Corporate Center. During 1996, $171,261 was released from the escrow account. (See the discussion regarding the repair escrow on page 3.) The balance in the escrow account at December 31, 1996 was $277,851.

At Plainview Plaza II, the Partnership's renovation plans include the remodeling of common area lobbies. The project is to include an upgrade of current restroom facilities, improvement of handicap restroom facilities, new carpet and wallcoverings. The project is anticipated to cost approximately $315,000. A portion of this project was completed during the first and second quarter of 1995 at a cost of approximately $93,000. The remaining cost of this project is expected to be funded from cash reserves and cash flows from operations. Subsequent to December 31, 1996, the Partnership made commitments of $222,000 for the remaining renovations.

--------------------

At Plainview Plaza II, the Partnership also expects to complete the renovation of the exterior of the property during 1997. The renovation is designed to make the property more competitive and enhance its value. The project is anticipated to cost approximately $900,000. As of December 31, 1996, approximately $555,000 of the total project cost has been incurred. The General Partner of the Partnership anticipates that the project will be funded with a combination of debt financing, cash reserves and cash flow from operating activities.

The Partnership had no other material commitments for renovations and capital improvements at December 31, 1996 than those previously discussed.

The lease for Aetna Life Insurance Company, the largest tenant of Triad North, occupying nearly 65% of the building, expires in 1997. Aetna accounts for nearly 22% of the NTS-Properties III total revenue. Aetna has requested a one year extension on its leased space. It is the judgement of the General Partner of the Partnership, considering the publicity about Aetna's downsizing, that the one year extension will be all that can be anticipated at this time. If correct and if Aetna vacates the property, there will likely be a protracted period for the property to become fully leased again and substantial funds will likely be needed for leasing expenses, especially tenant finish improvements.

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

The Partnership intends to hold the Properties until such time as sale or other disposition appears to be advantageous with a view to achieving the Partnership's investment objectives or it appears that such objectives will not be met. In deciding whether to sell a Property, the Partnership will consider factors such as potential capital appreciation, cash flow and Federal income tax considerations, including possible adverse Federal income tax consequences to the Limited Partners. The General Partner of the Partnership is currently exploring the marketability of certain of its properties and has not yet determined if any of the properties might be sold in the next 12 months and there are no contracts for sale under negotiation at the present time.

Plainview Plaza II
------------------

Except as indicated in the table below, base annual rents, which include the cost of utilities, currently range from $11.88 to $15.85 per square foot. The average base annual rental as of December 31, 1996 was approximately $13.53 per square foot. Office space is ordinarily leased for between one to five years with the majority of current leases providing for five year terms (1). Current leases terminate between 1997 and 2005. One lease provides for three, one-year renewal options at a rate which is negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. As of December 31, 1996, there were 12 tenants leasing office space aggregating approximately 101,000 square feet of rentable area. The tenants who occupy Plainview Plaza II are

(1) Excluding the Kroger Company lease. The current lease term is for a period of eight years and four months. The Kroger Company has been a tenant of Plainview Plaza II since 1979.

------------------------------

professional      service-oriented       organizations.       The      principal
occupations/professions practiced include real estate, architecture, a payroll processing center and management offices for a regional grocery chain. Two tenants lease more than 10% of Plainview Plaza II's rentable area: The Kroger Company (47.2%) and NTS Development Company, an affiliate of the general partner (20.5%). The lease terms between the Partnership and between the Partnership and NTS Development Company are on terms no less favorable than those which could be obtained from an unaffiliated third party. The occupancy levels as of December 31 were 89%(1996), 82% (1995), 88% (1994), 83% (1993) and 83% (1992).

The following table contains approximate data concerning the leases in effect on December 31, 1996.


Major Tenants:

                                                     Current Base
                                  Sq. Ft. and       Annual Rental
                                    % of Net       and % of Gross
                      Year of       Rentable         Base Annual        Renewal
      Name          Expiration        Area             Rental           Options
      ----          ----------        ----             ------           -------

The Kroger Company     2005      53,435 (47.2%)  $555,096 (47.1%)(1)      None
NTS Development
 Company               1997(2)   23,160 (20.5%)  $312,660 (26.5%)         None


(1) The Kroger Company lease provides that they pay their own electricity and cleaning costs and thus the base rent is below $11.88 per square foot.
(2) Subsequent to December 31, 1996, the NTS Development Company lease was extended for five years, through March 2002, and is at a rate of $13.75 per square foot for 20,368 square feet.

Other Tenants:

                                                Current Base
                             Sq. Ft. and        Annual Rental
                               % of Net         and % of Gross
      No. of      Year of      Rentable          Base Annual          Renewal
      Tenants   Expiration       Area               Rental            Options
      -------   ----------  --------------   -------------------   ----------
         6         1997     11,652 (10.3%)   $127,008 (10.7%)(3)   None
         1         1998      3,771 ( 3.3%)   $ 45,816 ( 3.9%)      None
         1         1999      1,154 ( 1.0%)   $ 17,808 ( 1.5%)      None
         1         2000      5,145 ( 4.5%)   $ 81,564 ( 6.9%)      3 One-Year
         None      2001           --                --                --
         1         2002      2,689 ( 2.4%)   $ 38,988 ( 3.3%)      None


(3) Included is a 2,950 square foot tenant whose base rent is below $11.88. The tenant currently pays $6.78 per square foot as a result of a lease renegotiation.

Plainview Triad North
---------------------

Base annual rentals, which include the cost of utilities, currently range from $10.93 to $15.56 per square foot. The average base rental as of December 31, 1996 was approximately $12.10 per square foot. Office space is ordinarily leased for one to six years with the majority of current leases providing for six year terms. Current leases terminate between 1997 and 2001. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. As of December 31, 1996, there were 9 tenants leasing office space aggregating approximately 81,200 square feet of rentable area.

---------------------------------

The tenants who occupy Plainview Triad North are professional service- oriented organizations. The principal occupations/professions practiced include insurance, healthcare and sales. One tenant leases more than 10% of Plainview Triad North's rentable area: Aetna Life Insurance Company (64.6%). The occupancy levels at the office building as of December 31 were 91% (1996), 93% (1995), 95%
(1994), 91% (1993) and 85% (1992).

The following table contains approximate data concerning the leases in effect on December 31, 1996:

Major Tenant:
                                                     Current Base
                                    Sq. Ft. and      Annual Rental
                                     % of Net       and % of Gross
                       Year of       Rentable         Base Annual       Renewal
       Name          Expiration        Area             Rental          Options
       ----          ----------        ----             ------          -------

Aetna Life
 Insurance Company      1997      57,848 (64.6%)   $683,400 (70.1%)   None

Other Tenants:
                                                Current Base
                               Sq. Ft. and      Annual Rental
                                 % of Net      and % of Gross
       No. of    Year of        Rentable         Base Annual           Renewal
      Tenants   Expiration         Area             Rental             Options
      -------   ----------   --------------    ---------------       ---------
         4         1997      14,846 (16.5%)   $178,046 (18.2%)       None
         2         1998       5,760 ( 6.4%)   $ 73,767 ( 7.6%)       None
         1         1999       1,088 ( 1.2%)   $ 13,800 ( 1.4%)
       None        2000            --             --                   --
         1         2001       1,670 ( 1.9%)   $ 25,992 ( 2.7%)       None

Peachtree Corporate Center
--------------------------

Base annual rentals, which exclude the cost of utilities, currently range from $7.17 to $12.48 per square foot for office space, $3.71 to $6.72 per square foot for warehouse space and $3.41 per square foot for mezzanine storage space. The average base annual rental for all space leased as of December 31, 1996 was $6.27 per square foot. Office, warehouse and/or mezzanine storage space is ordinarily leased for between one and six years with the majority of current leases providing for three year terms. Current leases terminate between 1997 and 2001. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance and real estate taxes. As of December 31, 1996, there were 48 tenants leasing office, warehouse and storage space aggregating approximately 160,200(1) square feet of rentable area, none of which leased more than 10% of the business park's rentable area. The tenants who occupy Peachtree Corporate Center are professional service-oriented organizations. The principal occupations/professions practiced include sales-related services. The occupancy levels at the business park as of December 31 were 85% (1996), 89% (1995), 80% (1994), 82% (1993) and 75% (1992).



(1) Excludes approximately 3,300 square feet which is occupied by the business park's property management and leasing staff.

Peachtree Corporate Center - Continued
--------------------------------------

The following table contains approximate data concerning the leases in effect on December 31, 1996:
                                                   Current Base
                                Sq. Ft. and       Annual Rental
                                  % of Net       and % of Gross
      No. of     Year of         Rentable          Base Annual           Renewal
      Tenants   Expiration         Area (1)          Rental              Options
      -------  -----------    --------------    ----------------       ---------

        12         1997       33,250 (17.3%)    $187,584 (18.6%)       None
        18         1998       43,074 (22.2%)    $266,280 (26.8%)       None
        13         1999       59,102 (30.8%)    $353,904 (35.2%)       None
         4         2000       25,511 (13.3%)    $184,392 (18.4%)       None
         1         2001        2,100  (1.1%)    $ 12,768  (1.3%)       None


(1) Rentable area includes only ground floor square feet (office and warehouse space).

Additional operating data regarding the Partnership's properties is furnished in the following table.

                                                                     Peachtree
                           Plainview           Plainview             Corporate
                            Plaza II          Triad North              Center
                            --------          -----------              ------
Federal tax basis        $ 7,967,237          $ 6,976,428          $ 9,553,955

Realty tax rate               .01120               .01120               .03595

Annual realty taxes      $    63,248          $    49,245           $  103,732

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 3 - 30 years for amenities. The estimated realty taxes on the exterior renovation at Plainview Plaza II is approximately $9,000. The estimated realty taxes on all other planned renovations, primarily tenant improvements, would not be material.

See Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7.) for explanations regarding the fluctuations of income and occupancy at the Partnership's properties.

Competition
-----------

The Partnership's properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 1996, there are no properties under construction in the respective vicinities in which the properties are located. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties
------------------------

NTS Development Company, an affiliate of NTS Properties Associates, the general partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a general partner of NTS Properties
Associates. Under the agreement, the Property Manager establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, the Property Manager received $158,463 for the year ended December 31, 1996. The fee is equal to 5% of gross revenues from the Partnership's properties.

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

The term of the Management Agreement between NTS Development Company and the Partnership was for an initial term of five years, and thereafter for succeeding one-year periods, unless canceled. The Agreement is subject to cancellation by either party upon sixty days written notice. As of December 31, 1996, the Management Agreement is still in effect.

Conflict of Interest
--------------------

Because the principals of the general partner and/or its affiliates own and/or operate real estate properties other than those owned by the Partnership that are or could be in competition with the Partnership, potential conflicts of interest exist. Because the Partnership was organized and is operated by the General Partner, these conflicts are not resolved through arm's length negotiations but through the exercise of the General Partner's good judgment consistent with its fiduciary responsibility to the Limited Partners and the Partnership's investment objectives and policies. The General Partner is accountable to the Limited Partners as a fiduciary and consequently must exercise good faith and integrity in handling the Partnership's affairs. A provision has been made in the Partnership Agreement that the General Partner will not be liable to the Partnership except for acts or omissions performed or omitted fraudulently in bad faith or with negligence. In addition, the Partnership Agreement provides for indemnification by the Partnership of the General Partner for liability resulting from errors in judgment or certain acts or omissions. With respect to these potential conflicts of interest, the general partner and its affiliates retain a free right to compete with the Partnership's properties including the right to develop competing properties now and in the future, in addition to those existing properties which may compete directly or indirectly.

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

--------------------------------

There are no other agreements or relationships between the Partnership, the General Partner and its affiliates other than those previously described.

Employees
---------

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Registrant's Limited Partnership Interests and Related Partner Matters

The Partnership had 1,079 limited partners as of February 27, 1997. There is no established trading market for the limited partnership interests, nor is one likely to develop.

Cash distributions and allocations of net income (loss) are made as described in
Note 1C to the Partnership's 1996 financial statements. Annual distributions totalling $7.50 (1996), $10.00 (1995) and $2.50 (1994) were paid per limited partnership unit. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and required cash reserves, as determined by the general partner, for future leasing costs, tenant finish costs and capital improvements. Distributions were paid quarterly as follows:


                               1996                  1995                 1994
                             --------              -------               ------

First quarter                 $  2.50              $  2.50              $  --
Second quarter                   2.50                 2.50                 --
Third quarter                    2.50                 2.50                 --
Fourth quarter                   --                   2.50                 2.50
                              -------              -------               ------

                             $   7.50              $ 10.00              $  2.50
                              =======              =======               ======

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1996, 1995 and 1994. The General Partner did not receive a distribution during these years. Distributions were funded by cash flow derived from operating activities.



                            Net Income              Cash
                             (Loss)             Distributions        Return of
                            Allocated             Declared            Capital
                            ---------             --------            -------

Limited Partners:
       1996                 $ 284,097            $ 108,018          $   --
       1995                   (86,496)             154,125            154,125
       1994                   (97,062)              39,000             39,000



Item 6.  Selected Financial Data

For the years ended December 31, 1996, 1995, 1994, 1993 and 1992.


                                            1996            1995            1994            1993            1992
                                        -----------     ------------    ------------    ------------    ------------

Total revenues                          $  3,265,631    $  3,073,103    $  2,960,275    $  2,830,574    $  2,739,725

Total expenses                            (3,076,384)     (3,262,493)     (3,157,866)     (3,149,056)     (3,175,135)
                                        ------------    ------------    ------------    ------------    ------------

Net income (loss)                       $    189,247    $   (189,390)   $   (197,591)   $   (318,482)   $   (435,410)
                                        ============    ============    ============    ============    ============

Net income(loss)
allocated to:
 General partner                        $    (94,850)   $   (102,894)   $   (100,529)   $   (103,802)   $   (105,100)
 Limited partners                       $    284,097    $    (86,496)   $    (97,062)   $   (214,680)   $   (330,310)

Net income (loss) per
limited partnership unit                $      19.70    $      (5.58)   $      (6.22)   $     (13.76)   $     (21.17)

Weighted average number
 of limited partnership
 units                                        14,418          15,495          15,600          15,600          15,600

Cumulative net income
 (loss) allocated to:
  General partner                       $ (2,290,485)   $ (2,195,635)   $ (2,092,741)   $ (1,992,212)   $ (1,888,410)
  Limited partners                      $   (164,405)   $   (448,502)   $   (362,006)   $   (264,944)   $    (50,264)

Cumulative taxable income
 (loss) allocated to:
  General partner                       $ (2,845,410)   $ (2,696,785)   $ (2,545,416)   $ (2,390,433)   $ (2,232,893)
  Limited partners                      $   (682,815)   $   (928,736)   $   (926,612)   $   (719,138)   $   (503,072)

Distributions declared:
 General partner                        $       --      $       --      $       --      $       --      $       --
 Limited partners                       $    108,018    $    154,125    $     39,000    $       --      $    234,000

Cumulative distributions
 declared:
  General partner                       $    206,985    $    206,985    $    206,985    $    206,985    $    206,985
  Limited partner                       $ 11,349,845    $ 11,241,827    $ 11,087,702    $ 11,048,702    $ 11,048,702

At year end:
 Land, buildings and
  amenities, net                        $  8,850,783    $  9,585,286    $ 10,242,936    $ 10,783,103    $ 11,530,785

Total assets                            $ 10,975,886    $ 11,120,854    $ 11,862,286    $ 12,011,140    $ 12,391,021

Mortgages Payable                       $  6,859,637    $  6,964,619    $  7,060,749    $  7,148,009    $  7,227,933


The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of December 31 were as follows:


                                  1996             1995               1994
                                  ----             ----               ----

Plainview Plaza II                 89%              82%                88%

Plainview Triad North              91%              93%                95%

Peachtree Corporate Center         85%              89%                80%

The rental and other income generated by the Partnership's properties for the years ended December 31 were as follows:



                                 1996               1995               1994
                                 ----               ----               ----

Plainview Plaza II            $1,091,826         $1,098,934         $1,061,476

Plainview Triad North         $1,017,816         $  953,799         $  935,643

Peachtree Corporate Center    $1,108,933         $  986,828         $  939,859

Plainview Plaza II's year-ending occupancy increased 7% from 1995 to 1996 as a result of four new leases totalling approximately 9,200 square feet. Of this total, approximately 5,400 square feet represents an expansion and lease renewal by the Kroger Company, a major tenant at Plainview Plaza II. The renewal extends the lease to January 31, 2005. Average occupancy at Plainview Plaza II decreased from 85% in 1995 to 84% in 1996. The decrease in rental and other income at Plainview Plaza II from 1995 to 1996 is due to the decrease in average occupancy during the year.

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

Plainview Triad North's year-ending occupancy decreased 2% from 1995 to 1996 as a result of the move-out of one tenant (occupied approximately 3,400 square feet) at the end of the lease term. Partially offsetting the move-out is a new lease totalling approximately 1,100 square feet. Average occupancy decreased from 94% in 1995 to 93% in 1996. Rental and other income increased from 1995 to 1996 due to an increase in rental rates for lease renewals and a decrease in the provision for doubtful accounts.

---------------------------------

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

Peachtree Corporate Center's year-ending occupancy decreased 4% from 1995 to 1996 as a result of move-outs by 10 tenants who had occupied approximately 27,100 square feet and the downsizing of one tenant by 1,200 square feet. Approximately 12,400 square feet of the total move-outs represent four tenants who vacated and ceased making rental payments in breach of the lease terms due principally to bankruptcy. There was no accrued income associated with these leases. Approximately 14,700 square feet of the total move-outs are the result of six tenants who vacated at the end of the lease term. Partially offsetting the move-outs and downsizing are seven new leases totalling approximately 21,000 square feet, of which approximately 6,000 square feet represents expansions by two current tenants. Average occupancy at Peachtree Corporate Center increased from 89% in 1995 to 93% in 1996. Rental and other income at Peachtree Corporate Center increased from 1995 to 1996 as a result of an increase in average occupancy and a decrease in the provision for doubtful accounts.

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

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In the case of tenants who vacated Peachtree Corporate Center as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no significant funds recovered as a result of these actions during 1996. Approximately $5,500 was recovered during 1995. As of December 31, 1996, there were no on-going cases.

Current and projected future occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need for any additional financing. See the discussion below regarding the Aetna Life Insurance Company lease at Plainview Triad North.

---------------------------------

Interest and other income includes interest income earned from short-term investments made by the Partnership with cash reserves and from funds escrowed for the replacement of the heating, ventilating and air conditioning ("HVAC") system and asphalt paving at Peachtree Corporate Center. The increase in interest income in 1996 as compared to 1995 and in 1995 as compared to 1994 is a result of an increase in interest earned on the Escrow Funds and an increase in cash reserves available for investment.

Operating expenses increased from 1995 to 1996 as a result of increased janitorial costs and increased HVAC repair and replacement costs at Plainview Plaza II and Plainview Triad North and increased utility costs at Plainview Plaza II. The increase in operating expenses during 1996 at Plainview Plaza II and Plainview Triad North can also be attributed to an upgrade of each building's security system. Operating expenses at Peachtree Corporate Center remained fairly constant during the year.

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

The decrease in operating expenses - affiliated from 1995 to 1996 is a result of decreased property management costs at all of the Partnership's properties and a decrease in leasing costs at Peachtree Corporate Center. The decrease is partially offset by an increase in leasing costs at Plainview Triad North and Plainview Plaza II. Operating expenses affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The increase in operating expenses - affiliated from 1994 to 1995 is a result of increased property management costs at all of the Partnership's properties.

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

The decrease in interest expense from 1995 to 1996 is due to the fact that the interest rate on the $4,500,000 mortgage payable was lower in 1996 compared to 1995. The interest rate was 8.41% January to March 1995, 7.76% April to September 1995, and 7.65% October to December 1995 versus 7.65% January to June 1996, 7.46% July to September 1996, and 7.33% October to December 1996. The interest rate on this note adjusts quarterly to 60 basis points over the 10-year treasury bill rate. The decrease in interest

---------------------------------

expense is also due to a decrease in interest expense on the $2,359,637 mortgage payable as a result of continued principal payments. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Interest expense remained fairly constant from 1994 to 1995.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between years will differ from the fluctuations of management fee expense.

The decrease in real estate taxes from 1995 to 1996 is a result of a decrease in the tax rates at all of the Partnership's properties. Real estate taxes remained fairly constant from 1994 to 1995.

The increase in professional and administrative expenses from 1995 to 1996 is due primarily to an increase in outside legal fees which relate to the Partnership's Interest Repurchase Program and an increase in outside accounting fees.

Professional and administrative expenses remained fairly constant from 1994 to 1995.

The change in professional and administrative expenses - affiliated from 1995 to 1996 and from 1994 to 1995 was not significant. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The decrease in depreciation and amortization from 1995 to 1996 is due to the fact that a portion of the Partnership's assets (primarily tenant finish improvements) have become fully depreciated since December 31, 1995. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 3 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $24,500,000.

Depreciation and amortization increased from 1994 to 1995 due to approximately $564,000 of new assets (principally tenant improvements and lobby renovation) being placed in service. This is partially offset by a portion of the Partnership's assets having become fully depreciated.

Liquidity and Capital Resources
-------------------------------

The  Partnership had cash flow from  operations of $947,953  (1996),  $1,055,054
(1995),and $789,379 (1994). These funds, in conjunction with cash on hand, were used to make a .75% (annualized) distribution of $108,018 in 1996, a 1% (annualized) distribution of $154,125 in 1995 and a .25% (annualized) distribution of $39,000 in 1994. The annualized distribution rate is calculated as a percent of the initial equity. The limited partners received 100% of these distributions. The Partnership did not make a cash distribution during the nine months ended September 30, 1994. The Partnership determined it necessary to temporarily suspend cash distributions until adequate cash reserves for future leasing costs, tenant finish and other capital improvements were established, and sufficient cash was being generated from operations which, in management's opinion, warranted a cash distribution. The Partnership has indefinitely interrupted distributions starting December 31, 1996. See below for a further discussion. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance

-------------------------------------------

sheet as of December 31) were $661,383, $729,939, and $734,203 at December 31, 1996, 1995 and 1994, respectively.

As of December 31, 1996 the Partnership had a mortgage payable to an insurance company in the amount of $4,500,000. The mortgage bears a variable interest rate which adjusts quarterly to 60 basis points over the 10-year treasury bill rate. At no time during the first five loan years (loan obtained May 1991) did the rate exceed 11.65 % or fall below 7.65% per annum. After the fifth loan year, no interest rate floor and/or ceiling applies. The current rate at December 31, 1996 was 7.33%. Effective January 1, 1997, the interest rate adjusted to 6.94%. The loan is secured by a first mortgage on Plainview Triad North and Peachtree Corporate Center with a second position behind the holder of the permanent mortgage on Plainview Plaza II. The unpaid balance of the loan is due June 1, 2001.

As of December 31, 1996, the Partnership also had a mortgage payable to an insurance company in the amount of $2,359,637. The mortgage bears a fixed interest rate of 9.125% and is due November 1, 1998. The outstanding balance at maturity based on the current rate of amortization will be $2,140,539.

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

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and other capital additions and are funded by operating activities. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities also include cash which is being escrowed for the replacement of the HVAC system and asphalt paving at Peachtree Corporate Center and purchases of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its excess cash. The Partnership held the securities until maturity. Cash flows provided by investing activities are from the release of the escrow funds mentioned above and the maturity of investment securities. Cash flows used in financing activities include cash distributions, principal payments on the $2.4 million mortgage payable and repurchases of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources.

In the next 12 months, the General Partner expects a demand on future liquidity as a result of 114,710 square feet in leases expiring during 1997 (Plainview Plaza II - 11,652 square feet, Plainview Triad North - 70,078 square feet and Peachtree Corporate Center - 32,980 square feet). The majority of the square feet in leases which expire in 1997 relate to a single tenant (Aetna Life Insurance Company) at Plainview Triad North. See below for a discussion regarding the lease for this tenant. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated

-------------------------------------------

that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership. As of December 31, 1996, the Partnership had no material commitments for tenant finish improvements.

A demand on future liquidity is anticipated as the renovation of the exterior of the NTS Plainview Plaza II property is completed during 1997. The renovation is designed to make the property more competitive and enhance its value. The project is anticipated to cost approximately $900,000. As of December 31, 1996, approximately $555,000 of the total project cost has been incurred. The General Partner of the Partnership anticipates the project will be funded with a combination of debt financing, cash reserves and cash flow from operating activities.

The General Partner also anticipates a demand on future liquidity as a result of the Partnership's plan to complete the renovation of the common area lobbies at Plainview Plaza II during 1997. The project is to include an upgrade of current restroom facilities, improvement of handicap restroom facilities, new carpet and wallcoverings. The project is anticipated to cost approximately $315,000. A portion of this project was completed during the first and second quarters of 1995 at a cost of approximately $93,000. The remaining cost of this project is expected to be funded from cash reserves and cash flow from operations. Subsequent to December 31, 1996, the Partnership made commitments of $222,000 for the remaining renovations.

During 1995, the Partnership established an Interest Repurchase Reserve in the amount of $156,000 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. With these funds, the Partnership was able to repurchase 750 Units at a price of $208 per Unit. During 1996, the Partnership elected to fund an additional $243,700 to its Interest Repurchase Reserve ($100,000 on January 3 and $143,700 on May 24). With these 1996 fundings, the Partnership will be able to repurchase an additional 1,170 Units at a price of $208 per Unit. As of December 31, 1996, the Partnership had repurchased a total of 1,504 units. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. As of December 17, 1996, the repurchase of limited partnership Units was suspended. See below for further discussion.

The lease for Aetna Life Insurance Company, the largest tenant of Triad North, occupying nearly 65% of the building, expires in 1997. Aetna accounts for nearly 22% of the NTS Properties III total revenue. Aetna has requested a one year extension on its leased space. Any costs associated with this renewal would not be significant. It is the judgement of the General Partner of the Partnership, considering the publicity about Aetna's downsizing, that the one year extension will be all that can be anticipated at this time. If correct and if Aetna vacates the property, there will likely be a protracted period for the property to become fully leased again and substantial funds will likely be needed for leasing expenses, especially tenant finish improvements.

Accordingly, to conserve funds in anticipation of the loss of Aetna, repurchase of Limited Partnership Units has been indefinitely interrupted effective December 17, 1996. In addition, distributions were suspended starting December 31, 1996.

Subsequent to December 31, 1996, the Partnership made a commitment of approximately $170,000 for tenant finish improvements at Plainview Plaza II as a result of the lease renewal with NTS Development Company, an affiliate of the General Partner. The renewal extends the lease for five years, through March 2002, and is at a rate of $13.75 per square foot for 20,368

-------------------------------------------

square feet. The project is expected to be completed during the first half of 1997. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

Subsequent to December 31, 1996, the Partnership made a commitment of approximately $31,000 for tenant finish improvements at Plainview Plaza II as a result of a lease renewal and expansion with a current tenant. The expansion increases the tenant's current leased space by approximately 3,200 square feet and the renewal extends the lease for three and one-half years. The project is expected to be completed during the first quarter of 1997. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

The Partnership had no other material commitments for renovations or capital improvements as of December 31, 1996.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1996, 1995 and 1994. The General Partner did not receive a distribution during these years. Distributions were funded by cash flow derived from operating activities.


                          Net Income                Cash
                            (Loss)              Distributions         Return of
                          Allocated               Declared             Capital
                          ---------               --------             -------

Limited Partners:
       1996               $ 284,097               $ 108,018          $   --
       1995                 (86,496)                154,125            154,125
       1994                 (97,062)                 39,000             39,000

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

Some of the statements included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward -looking statements that may be made to reflect any future events or circumstances.

-------------------------------------------

Any forward-looking statements included in Managements's Discussion and Analysis of Financial Condition and Results of Operations, or elsewhere in this report, which reflect management's best judgement based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The Partnership's principal activity is the leasing and management of commercial office buildings and a business center. If a major commercial tenant defaults on its lease, the Partnership's ability to make payments due under its debt agreements, payment of operating costs and other partnership expenses would be directly impacted. A lessee's ability to make payments are subject to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

A portion of the Partnership's debt service is based on a variable interest rate. Any fluctuations in the interest rate are beyond the control of the Partnership. These variances could, for example, impact the Partnership's projected cash and cash requirements as well as its ability to pay distributions to the limited partners.

Item 8.  Financial Statements and Supplementary Data



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To NTS-Properties III:

We have  audited  the  accompanying  balance  sheets of  NTS-Properties  III, (a
Georgia limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties III as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on pages 37 and 38 are presented for purposes of complying with the Securities and Exchange
Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                              ARTHUR ANDERSEN LLP


Louisville, Kentucky

February 25, 1997






                               NTS-PROPERTIES III

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1996 AND 1995





                                                         1996           1995
                                                     ------------    -----------

ASSETS

Cash and equivalents                                 $   661,383     $   626,884
Cash and equivalents - restricted                        311,390         387,796
Investment securities                                       --           103,055
Accounts receivable, net of allowance
 for doubtful accounts of $81,980 (1996)
 and $90,332 (1995)                                      198,970         176,811
Land, buildings and amenities, net                     8,850,783       9,585,286
Construction in progress                                 577,233            --
Other assets                                             376,127         241,022
                                                     -----------     -----------

  Total assets                                       $10,975,886     $11,120,854
                                                     ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                                    $ 6,859,637     $ 6,964,619
Accounts payable - operations                             97,702          72,807
Accounts payable - construction                           54,070           1,907
Distributions payable                                       --            37,125
Security deposits                                         92,934          95,494
Other liabilities                                         11,415          13,171
                                                     -----------     -----------

                                                       7,115,758       7,185,123

Commitments and Contingencies

Partners' equity                                       3,860,128       3,935,731
                                                     -----------     -----------

                                                     $10,975,886     $11,120,854
                                                     ===========     ===========

The accompanying notes to financial statements are an integral part of these statements.




                               NTS-PROPERTIES III

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                     1996                  1995                   1994
                                                 -----------           -----------            -----------
Revenues:
 Rental income, net of provision for
  doubtful accounts of $53,043 (1996),
  $68,680 (1995), $-0- (1994)                    $ 2,898,415           $ 2,717,965            $ 2,617,879
 Rental income - affiliated                          314,499               312,660                314,750
 Interest and other income                            52,717                42,478                 27,646
                                                 -----------           -----------            -----------

                                                   3,265,631             3,073,103              2,960,275
Expenses:
 Operating expenses                                  709,309               673,969                684,043
 Operating expenses - affiliated                     313,956               337,133                308,897
 Write-off of unamortized building and
  tenant improvements                                   --                  56,693                 11,572
 Interest Expenses                                   558,878               583,034                589,200
 Management fees                                     158,463               161,638                148,186
 Real estate taxes                                   210,797               216,225                217,257
 Professional and administrative
  expenses                                            64,251                56,384                 51,709
 Professional and administrative
  expenses - affiliated                              145,814               141,552                138,500
 Depreciation and amortization                       914,916             1,035,865              1,008,502
                                                 -----------           -----------            -----------

                                                   3,076,384             3,262,493              3,157,866
                                                 -----------           -----------            -----------


Net income (loss)                                $   189,247           $  (189,390)           $  (197,591)
                                                 ===========           ===========            ===========

Net income (loss) allocated to the
limited partners                                 $   284,097           $   (86,496)           $   (97,062)
                                                 ===========           ===========            ===========

Net income (loss) per limited partnership
 unit                                            $     19.70           $     (5.58)           $     (6.22)
                                                 ===========           ===========            ===========

Weighted average number of limited
 partnership units                                    14,418                15,495                 15,600
                                                 ===========           ===========            ===========


The accompanying notes to financial statements are an integral part of these statements.



                               NTS-PROPERTIES III

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                              Limited                 General
                                              Partners                Partners                 Total
                                              --------                --------                 -----
Balances at December 31, 1993               $ 4,286,354             $   385,483             $ 4,671,837

 Net loss                                       (97,062)               (100,529)               (197,591)

 Distributions declared                         (39,000)                   --                   (39,000)
                                            -----------             -----------             -----------

Balances at December 31, 1994                 4,150,292                 284,954               4,435,246

 Net loss                                       (86,496)               (102,894)               (189,390)

 Distributions declared                        (154,125)                   --                  (154,125)

 Repurchase of limited partnership
  units                                        (156,000)                   --                  (156,000)
                                            -----------             -----------             -----------

Balance at December 31, 1995                  3,753,671                 182,060               3,935,731

 Net income(loss)                               284,097                 (94,850)                189,247

 Distributions declared                        (108,018)                   --                  (108,018)

 Repurchase of limited partnership
  units                                        (156,832)                   --                  (156,832)
                                            -----------             -----------             -----------
Balances at December 31, 1996               $ 3,772,918             $    87,210             $ 3,860,128
                                            ===========             ===========             ===========


The accompanying notes to financial statements are an integral part of these statements.



                               NTS PROPERTIES III

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                           1996                  1995                 1994
                                                       ------------          ------------          -----------
CASH FLOWS FROM (USED FOR) OPERATING
ACTIVITIES
Net income (loss)                                      $   189,247           $  (189,390)          $  (197,591)
Adjustments to reconcile net income(loss) to
 net cash provided by operating activities:
  Provision for doubtful accounts                           53,043                68,680                  --
  Accrued interest on investment securities                  1,402                (1,402)                 --
  Write-off of unamortized building and tenant
   improvements                                               --                  56,693                11,572
  Depreciation and amortization                            914,916             1,035,865             1,008,502
  Change in assets and liabilities:
   Cash and equivalents - restricted                          (446)               (5,925)                 --
   Accounts receivable                                     (75,202)               93,986               (27,490)
   Other assets                                           (155,587)               (9,460)               (7,141)
   Accounts payable - operations                            24,895                (2,427)                5,604
   Security deposits                                        (2,560)               11,450                (7,053)
   Other liabilities                                        (1,755)               (3,016)                2,976
                                                       -----------           -----------           -----------

  Net cash provided by operating activities                947,953             1,055,054               789,379
                                                       -----------           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, amenities and
 construction in progress                                 (685,003)             (564,612)             (320,018)
Decrease (increase) in cash equivalents-
 restricted                                                104,020               (88,248)              (92,123)
Purchase of investment securities                         (855,999)             (401,461)                 --
Maturity of investment securities                          957,652               299,808                  --
                                                       -----------           -----------           -----------

  Net cash used in investing activities                   (479,330)             (754,513)             (412,141)
                                                       -----------           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions                                        (145,142)             (156,000)                 --
Principal payments on mortgage payable                    (104,982)              (95,860)              (87,530)
Repurchase of limited partnership units                   (156,832)             (156,000)                 --
Increase in cash and equivalent-restricted                 (27,168)                 --                    --
                                                       -----------           -----------           -----------

  Net cash used in financing activities                   (434,124)             (407,860)              (87,530)
                                                       -----------           -----------           -----------

  Net increase (decrease) in cash and
   equivalents                                              34,499              (107,319)              289,708

CASH AND EQUIVALENTS, beginning of period                  626,884               734,203               444,495
                                                       -----------           -----------           -----------

CASH AND EQUIVALENTS, end of period                    $   661,383           $   626,884           $   734,203
                                                       ===========           ===========           ===========

Interest paid on a cash basis                          $   560,389           $   585,825           $   587,803
                                                       ===========           ===========           ===========

The accompanying notes to financial statements are an integral part of these statements.

                               NTS-PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1.     Significant Accounting Policies
       -------------------------------

       A)    Organization
             ------------

             NTS-Properties III (the "Partnership") is a limited partnership organized under the laws of the State of Georgia on June 24, 1982. The general partner is NTS-Properties Associates, a Georgia limited partnership. The Partnership is in the business of owning and operating commercial real estate.

       B)    Properties
             ----------

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

       C)    Allocation of Net Income (Loss) and Cash Distributions
             ------------------------------------------------------

             Net Cash Receipts, as defined in the partnership agreement, will be distributed, to the extent made available, to the limited partners in an amount equal to the greater of 10% per year, noncumulative, of their invested capital or their pro rata share of such Net Cash Receipts, as defined in the partnership agreement. The balance of the Net Cash Receipts, as defined in the partnership agreement, would be available for distribution to the general partner until the general partner has received its pro rata share of such Net Cash Receipts. At such time as the limited partners have received cash distributions equal to their original capital contributions, cash flow would be distributed 52% to the limited partners and 48% to the general partner. In general, operating income and losses (exclusive of depreciation) are allocated to the limited partners and the general partner in proportion to their respective distributions of cash. In no event, however, will the portion of any item of Partnership income, gain, loss, deduction or credit allocated to the general partner be less than 1%. Starting December 31, 1996, the Partnership has indefinitely interrupted distributions.

             Depreciation   of  the  assets  acquired  on  the  date  operations
             commenced is allocated directly to the limited partners and the general partner based upon their respective tax basis in the property. Depreciation of assets subsequently acquired is allocated based on the limited partners' interests of 65% and the general partner's interest of 35%. In the accompanying Statements of Operations, net income (loss) was allocated 99% to the limited partners and 1% to the general partner net of the effects of depreciation on contributed assets in accordance with the Partnership Agreement.

   -------------------------------------------


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

             The reconciliation of net income (loss) for financial statement purposes and for income tax reporting is as follows:


                                               1996         1995         1994
                                            ---------    ---------    ---------

               Net income (loss)            $ 189,247    $(189,390)   $(197,591)
               Items handled differently
               for tax purposes:
                 Depreciation                (111,830)     (10,224)     (34,225)
                 Write-off of unamortized
                  building and tenant
                  improvements                (22,864)     (90,300)    (158,028)
                 Rental income                 47,180       99,696       50,565
                 Allowance for doubtful
                  accounts                     (8,352)      36,505      (23,376)
                 Other                          3,915          219          198
                                             ---------    ---------    ---------

               Taxable income(loss)         $  97,296    $(153,494)   $(362,457)
                                            =========    =========    =========

       E)    Use of Estimates in the Preparation of Financial Statements
             -----------------------------------------------------------

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

       F)    Cash and Equivalents - Restricted
             ---------------------------------

             Cash and equivalents - restricted represent 1)escrow funds which are to be released as the heating, ventilating and air conditioning ("HVAC") system and asphalt paving at Peachtree Corporate Center are replaced, 2) funds which have been escrowed with a mortgage company for NTS Plainview Plaza II's property taxes in accordance with the loan agreements and 3) funds which the Partnership has reserved for the repurchase of limited partnership Units as discussed in Note 3.

       G)    Investment Securities
             ---------------------

             Investment securities represent investments in Certificates of Deposit or securities issued by the U. S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During 1995 and 1996, the Partnership sold no investment securities. As of December 31, 1996, the Partnership held no investment securities.

   -------------------------------------------

       G)    Investment Securities - Continued
             ---------------------------------

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
                                           =======                  =======


             The  Partnership   held  no  investment   securities  with  initial
             maturities greater than three months during 1994.

       H)    Basis of Property and Depreciation
             ----------------------------------

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

             Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the year ended December 31, 1996 did not result in an impairment loss.

       I)    Rental Income and Deferred Leasing Commissions
             ----------------------------------------------

             Certain of the Partnership's lease agreements are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totalled $61,465 and $110,401 at December 31, 1996 and 1995, respectively. All commissions paid to leasing agents are deferred and amortized on a straight-line basis over the term of the lease to which they apply.

       J)    Advertising
             -----------

             The  Partnership  expenses   advertising-type  costs  as  incurred.
             Advertising expense was immaterial to the Partnership during the years ended December 31, 1996, 1995 and 1994.

       K)    Statements of Cash Flows
             ------------------------

             For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

       -------------------------------------------

       L)    Reclassifications of 1995 and 1994 Financial Statements
             -------------------------------------------------------

             Certain reclassifications have been made to the December 31, 1995 and 1994 financial statements to conform with December 31, 1996 classifications. These reclassifications have no effect on previously reported operations.


2.     Concentration of Credit Risk
       ----------------------------

       NTS-Properties III is a limited partnership which owns and operates commercial properties in Norcross, Georgia, a suburb of Atlanta, and Jeffersontown, Kentucky, a suburb of Louisville. Substantially all of the Partnership's tenants are local businesses or are businesses which have operations in the location in which they lease space.


3.     Interest Repurchase Reserve
       ---------------------------

       On October 3, 1995, the Partnership established an Interest Repurchase Reserve in the amount of $156,000 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With this funding, the Partnership was able to repurchase 750 Units at a price of $208 per Unit. The Partnership notified the limited partners of the establishment of the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price pursuant to a letter dated October 3, 1995.

       During 1996, the Partnership elected to fund an additional $243,700 to its Interest Repurchase Reserve ($100,00 on January 3 and $143,700 on May
       24). With these 1996 fundings, the Partnership will be able to repurchase an additional 1,170 Units at a price of $208 per Unit. Through December 31, 1996, the Partnership had repurchased a total of 1,504 units for $312,832.

       Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. On December 17, 1996 the Partnership has indefinitely suspended the Interest Repurchase Program.

4.     Land, Buildings and Amenities
       -----------------------------

       The  following   schedule  provides  an  analysis  of  the  Partnership's
       investment in property held for lease as of December 31:


                                               1996          1995
                                           -----------   -----------

           Land and improvements           $ 4,446,084   $ 4,411,387
           Buildings and improvements       19,347,515    19,296,603
           Amenities                           126,788       124,041
                                           -----------   -----------

                                            23,920,387    23,832,031

           Less accumulated depreciation    15,069,604    14,246,745
                                           -----------   -----------

                                           $ 8,850,783   $ 9,585,286
                                           ===========   ===========

5.     Mortgages Payable
       -----------------

       Mortgages payable as of December 31 consist of the following:


                                                     1996           1995
                                                 -----------    -----------
       Mortgage payable to an insurance
       company bearing  interest at 9.125%,
       maturing November 1, 1998, secured
       by land and building                      $ 2,359,637    $ 2,464,619

       Mortgage payable to an insurance
       company maturing June 1, 2001,
       secured by land and buildings,
       bearing a variable interest rate
       based on the 10-year treasury bill
       rate plus 60 basis points. The rate
       is adjusted quarterly.  The current
       rate at December 31, 1996
       is 7.33%                                    4,500,000      4,500,000
                                                  ----------     ----------
                                                 $ 6,859,637    $ 6,964,619
                                                  ==========     ==========

       The $2,359,637 mortgage is payable in monthly installments of $32,335, which includes principal, interest and property tax escrow. The $4,500,000 mortgage is payable in monthly installments of $26,025 (interest only). Scheduled maturities of debt are as follows:

                For the Years Ended December 31,        Amount
                --------------------------------     ------------

                               1997                  $   114,973
                               1998                    2,244,664
                               1999                        --
                               2000                        --
                               2001                    4,500,000
                                                     -----------

                                                     $ 6,859,637
                                                     ===========

       Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $7,249,000.

       Effective January 1, 1997, the interest rate on the $4,500,000 mortgage payable adjusted to 6.94%.

6.     Rental Income Under Operating Leases
       ------------------------------------

       The  following  is  a  schedule  of  minimum   future  rental  income  on
       noncancellable operating leases as of December 31, 1996:

             For the Years Ended December 31,             Amount
             --------------------------------          -----------

                             1997                      $ 2,293,568
                             1998                        1,457,302
                             1999                        1,017,026
                             2000                          693,416
                             2001                          559,207
                         Thereafter                      1,697,975
                                                       -----------
                                                       $ 7,718,494
                                                       ===========

7.     Related Party Transactions
       --------------------------

       Property management fees of $158,463 (1996), $161,638 (1995) and $148,186
       (1994) were paid to NTS Development Company, an affiliate of the general partner, pursuant to an agreement with the Partnership. The fee is equal to 5% of gross revenues from the Partnership's properties. Also permitted by an agreement with the Partnership, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $41,001 and $25,498 as a repair and maintenance fee during the years ended December 31, 1996 and 1995, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by an agreement, the Partnership also was charged the following amounts from NTS Development Company for the years ended December 31, 1996, 1995 and 1994. These charges include items which have been expensed as operating expenses affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                    1996       1995       1994
                                  --------   --------   --------

               Leasing            $144,372   $124,826   $134,561
               Administrative      175,414    172,070    168,003
               Property manager    182,750    214,574    178,648
               Other                21,515      7,838     14,767
                                  --------   --------   --------

                                  $524,051   $519,308   $495,979
                                  ========   ========   ========


       During the years ended December 31, 1996, 1995 and 1994, NTS Development Company leased approximately 23,000 square feet of the available space in the Plainview Plaza II property at a base rent of approximately $13.50 per square foot. The Partnership has received approximately $315,000 in rental payments from NTS Development Company during 1996, 1995 and 1994. Subsequent to December 31, 1996, the NTS Development Company lease was extended for five years to March 2002 at a rental rate of $13.75 for 20,368 square feet. As a result of the lease renewal, the Partnership has made a commitment for approximately $170,000 of tenant finish improvements.

8.     Commitments and Contingencies
       -----------------------------

       At Plainview Plaza II, the Partnership expects to complete the renovation of the exterior of the property during 1997. The remaining commitment for this project is approximately $345,000.

       In addition to the commitment discussed in Note 7, subsequent to December 31, 1996 the Partnership made a commitment of approximately $222,000 for the remaining renovation to the common area lobbies at Plainview Plaza II.

       The lease for a major tenant at Plainview Triad North (occupies nearly 65% of the building) expires in 1997. The Partnership is currently negotiating a one year renewal with the tenant at their request. Any costs associated with this renewal would not be significant. In the opinion of the general partner of the Partnership, the one year extension will be all that can be anticipated. If correct and the tenant does vacate, there will likely be a protracted period for the property to become fully leased again and substantial funds will likely be needed for future leasing and tenant finish costs.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


N/A


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

The general partners of NTS-Properties Associates are as follows:

J. D. Nichols
-------------

Mr. Nichols (age 55) is the managing general partner of NTS-Properties Associates and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

L. C. Aroh
----------

Mr. Aroh (age 65) has been an independent real estate developer for the past nine years. He is a partner in a number of real estate developments with the principals of NTS Development Company.

NTS Capital Corporation
-----------------------

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. J. D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

Alliance Realty Corporation
---------------------------

Alliance Realty Corporation was formed in September 1982, and is a wholly-owned subsidiary of SN Alliance, Inc. SN Alliance, Inc. is also the parent corporation of Stifel, Nicolas & Company, Inc. which acted as the Dealer Manager in connection with the offering for the interests.

Gary D. Adams
-------------

Mr. Adams (age 50) is Senior Vice President of NTS Development Company. Since joining the NTS organization in May 1977, Mr. Adams has been involved in the development, construction and management of properties in the southeast region.

A. Toni Rizzo
-------------

Mr. Rizzo (age 49) joined Abel Construction during 1995 as the Director of Business Development. From 1985 to 1995, Mr. Rizzo was an officer of the Huntington Group and prior to 1985 was an employee of NTS Development Company.

The Manager of the Partnership's properties is NTS Development Company, the executive officers and/or directors of which are Messrs. J. D. Nichols, Richard L. Good and John W. Hampton.

Richard L. Good
---------------

Mr. Good (age 57), President and Chief Operating Officer of NTS Corporation, President of NTS Development Company and Chairman of the Board of NTS Securities, Inc., joined the Manager in January 1985. From 1981 through 1984, he was Executive Vice President of Jacques-Miller, Inc., a real estate syndication, property management and financial planning firm in Nashville, Tennessee.

John W. Hampton
---------------

Mr. Hampton (age 47) is Senior Vice President of NTS Development Company with responsibility for all accounting operations. Before joining the Manager in March 1991, Mr. Hampton was Vice President - Finance and Chief Financial Officer of the Sturgeon-Thornton-Marrett Development Company in Louisville for nine years. Prior to that he was with Alexander Grant & Company CPA's. Mr. Hampton is a Certified Public Accountant and a graduate of the University of Louisville with a Bachelor of Science degree in Commerce. He is a member of the American Institute of CPA's and the Kentucky Society of CPA's.

Item 11.Management Remuneration and Transactions

The officers and/or directors of the corporate general partner receive no direct remuneration in such capacities. The Partnership is required to pay a property management fee based on gross rentals to NTS Development. The Partnership is also required to pay to NTS Development company a repair and maintenance fee on costs related to specific projects. Also, NTS Development Company provides certain other services to the Partnership. See Note 7 to the financial statements which sets forth transactions with NTS Development Company for the years ended December 31, 1996, 1995 and 1994.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management


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
       St. Louis, Missouri 63102

Item 13.      Certain Relationships and Related Transactions

Property management fees of $158,463  (1996),$161,638 (1995) and $148,186 (1994)
were paid to NTS Development Company, an affiliate of the general partner, pursuant to an agreement with the Partnership. The fee is equal to 5% of gross revenues from the Partnership's properties. Also permitted by an agreement with the Partnership, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $41,001 and $25,498 as a repair and maintenance fee during the years ended December 31, 1996 and 1995, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by an agreement, the Partnership also was charged the following amounts from NTS Development Company for the years ended December 31, 1996, 1995 and 1994. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                             1996               1995              1994
                           --------           --------          ------

Leasing                    $144,372           $124,826          $134,561
Administrative              175,414            172,070           168,003
Property manager            182,750            214,574           178,648
Other                        21,515              7,838            14,767
                            -------            -------           -------

                           $524,051           $519,308          $495,979
                            =======            =======           =======

During the years ended December 31, 1996, 1995 and 1994, NTS Development Company leased approximately 23,000 square feet of the available space in the Plainview Plaza II property at a base rent of approximately $13.50 per square foot. The Partnership has received approximately $315,000 in rental payments from NTS Development Company during 1996, 1995 and 1994. Subsequent to December 31, 1996, the NTS Development Company lease was extended five years to March 2002 at a rental rate of $13.75 for 20,368 square feet. As a result of the lease renewal, the Partnership has made a commitment for approximately $170,000 of tenant finish improvements.

There are no other reportable business relationships between the Partnership's creditors, customers, and suppliers and officers of the Manager or the general partner as of December 31, 1996.

                                     PART IV


Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.      Financial statements

        The financial statements for the years ended December 31, 1996, 1995, 1994 together with the report of Arthur Andersen LLP dated February 25, 1997, appear in Item 8. The following financial statement schedules should be read in conjunction with such financial statements.

2.      Financial statement schedules

        Schedules:                                             Page No.

        III - Real Estate and Accumulated Depreciation          37-38

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

4.      Reports on Form 8-K

        Form 8-K, dated December 17, 1996, was filed to report in Item 5 the suspension of the Interest Repurchase Program effective December 17, 1996 and the suspension of distributions starting December 31, 1996.



                               NTS PROPERTIES III

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 1996




                                                                                       Peachtree
                                                    Plainview          Plainview       Corporate
                                                     Plaza II         Triad North        Center           Total
                                                     --------         -----------        ------           -----
Encumbrances                                            (A)              (B)              (B)

Initial cost to partnership:
  Land                                              $ 1,379,172      $ 1,217,886      $ 1,408,375      $ 4,005,433
  Buildings and improvements                          4,963,604        4,512,172        6,231,114       15,706,890

Cost capitalized subsequent to
 acquisition:
  Improvements                                        1,061,331        1,246,370        1,900,363        4,208,064
  Carrying costs                                           --               --               --               --

Gross amount at which carried
 December 31, 1996 (C):
  Land                                              $ 1,478,820      $ 1,295,856      $ 1,671,407      $ 4,446,083
  Buildings and improvements                          5,925,287        5,680,572        7,868,445       19,474,304
                                                    -----------      -----------      -----------      -----------

  Total                                             $ 7,404,107      $ 6,976,428      $ 9,539,852      $23,920,387
                                                    ===========      ===========      ===========      ===========

Accumulated depreciation                            $ 4,793,369      $ 3,972,554      $ 6,303,681      $15,069,604
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

(C) Aggregate cost of real estate for tax purposes is $24,497,619.

(D) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 5
     - 30 years for buildings and improvements and 3 - 30 years for amenities.



                               NTS-PROPERTIES III

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                   Real            Accumulated
                                                  Estate           Depreciation
                                                  ------           ------------

Balances at December 31, 1993                  $ 23,548,627        $ 12,765,524

Additions during period:
 Improvements (a)                                   454,958                --
 Depreciation (b)                                      --               983,352

Deductions during period:
 Retirements                                       (309,262)           (297,489)
                                               ------------        ------------

Balances at December 31, 1994                    23,694,323          13,451,387

Additions during period:
 Improvements (a)                                   414,424                --
 Depreciation (b)                                      --             1,015,382

Deductions during period:
 Retirements                                       (276,716)           (220,024)
                                               ------------        ------------

Balances at December 31, 1995                    23,832,031          14,246,745

Additions during period:
 Improvements (a)                                   160,532                --
 Depreciation (b)                                      --               894,435

Deductions during period:
 Retirements                                        (72,176)            (71,576)
                                               ------------        ------------


Balances at December 31, 1996                  $ 23,920,387        $ 15,069,604
                                               ============        ============






(a) The additions to improvements on this schedule will differ from the additions to land, buildings, amenities and construction in progress on the Statements of Cash Flows primarily due to the fact that construction in progress is not included in the real estate balance above.

(b) The additions charged to accumulated depreciation on this schedule will differ from the depreciation and amortization on the Statements of Cash Flows due to the amortization of loan costs.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NTS-Properties III has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     NTS-PROPERTIES III
                                        (Registrant)

                                     BY:   NTS-Properties Associates,
                                           General Partner
                                           BY: NTS Capital Corporation,
                                               General Partner


                                           /s/ John W. Hampton
                                               John W. Hampton
                                               Senior Vice President



Date:      March  24 , 1997


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