Form 10-Q
period 1997-03-31
NTS PROPERTIES III
filed 1997-05-15
CIK 703667

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended        March 31, 1997
                                           ------------------------

                                                     OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                    to
                                          ------------------    ---------------
           Commission File Number                      0-11176

                               NTS-PROPERTIES III
             (Exact name of registrant as specified in its charter)

          Georgia                                      61-1017240
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

    10172 Linn Station Road
    Louisville, Kentucky                                  40223
(Address of principal executive                         (Zip Code)
offices)

Registrant's telephone number,
including area code                                 (502) 426-4800

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

                                                 YES  X         NO

Exhibit Index: See page 15
Total Pages: 16

                                TABLE OF CONTENTS


                                                                     Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of March 31, 1997 and December 31, 1996                 3

            Statements of Operations
              For the three months ended March 31, 1997 and 1996         4

            Statements of Cash Flows
              For the three months ended March 31, 1997 and 1996         5

            Notes To Financial Statements                              6-8

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     9-14


                                     PART II

1.     Legal Proceedings                                                15
2.     Changes in Securities                                            15
3.     Defaults upon Senior Securities                                  15
4.     Submission of Matters to a Vote of Security Holders              15
5.     Other Information                                                15
6.     Exhibits and Reports on Form 8-K                                 15

Signatures                                                              16

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               NTS-PROPERTIES III

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                                  As of              As of
                                              March 31, 1997  December 31, 1996*
                                             ---------------  ------------------
ASSETS
Cash and equivalents                            $   768,961       $   661,383
Cash and equivalents - restricted                   301,484           311,390
Accounts receivable, net of allowance
 for doubtful accounts of $86,619 (1997)
 and $81,980 (1996)                                 200,007           198,970
Land, buildings and amenities, net                8,647,340         8,850,783
Construction in progress                            933,781           577,233
Other assets                                        385,348           376,127
                                                -----------       -----------

  Total assets                                  $11,236,921       $10,975,886
                                                ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                               $ 6,831,866       $ 6,859,637
Accounts payable - operations                       108,368            97,702
Accounts payable - construction                     219,400            54,070
Security deposits                                    90,335            92,934
Other liabilities                                    66,987            11,415
                                                -----------       -----------

                                                  7,316,956         7,115,758
Commitments and Contingencies

Partners' equity                                  3,919,965         3,860,128
                                                -----------       -----------

                                                $11,236,921       $10,975,886
                                                ===========       ===========




                                     Limited         General
                                     Partners        Partner          Total
                                     --------        -------          -----
PARTNERS' EQUITY
Initial equity                    $ 15,600,000    $  8,039,710    $ 23,639,710
Adjustment to historical basis            --        (5,455,030)     (5,455,030)
                                  ------------    ------------    ------------

                                    15,600,000       2,584,680      18,184,680
Net loss - prior years                (164,405)     (2,290,485)     (2,454,890)
Net income (loss) - current year        88,767         (23,523)         65,244
Cash distributions declared to
 date                              (11,349,844)       (206,985)    (11,556,829)
Repurchase of limited partnership
 units                                (318,240)           --          (318,240)
                                  ------------    ------------    ------------

Balances at March 31, 1997        $  3,856,278    $     63,687    $  3,919,965
                                  ============    ============    ============

*Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 27, 1997.



                               NTS-PROPERTIES III

                            STATEMENTS OF OPERATIONS



                                                          Three Months Ended
                                                               March 31,
                                                          ------------------

                                                         1997            1996
                                                      ----------      ----------
Revenues:
 Rental income, net of provision for
  doubtful accounts of $4,640 (1997)
  and $11,958 (1996)                                  $ 749,016       $ 713,201
 Rental income - affiliated                              71,883          80,004
 Interest and other income                               11,971          10,867
                                                      ---------       ---------

                                                        832,870         804,072
Expenses:
 Operating expenses                                     179,939         186,877
 Operating expenses - affiliated                        104,135          85,569
 Interest expense                                       132,020         141,902
 Management fees                                         42,279          35,736
 Real estate taxes                                       52,798          53,793
 Professional and administrative
  expenses                                               13,280          18,431
 Professional and administrative
  expenses - affiliated                                  34,612          38,937
 Depreciation and amortization                          208,563         256,997
                                                      ---------       ---------

                                                        767,626         818,242
                                                      ---------       ---------

Net income (loss)                                     $  65,244       $ (14,170)
                                                      =========       =========

Net income allocated to the
 limited partners                                     $  88,767       $  10,381
                                                      =========       =========

Net income per limited
 partnership unit                                     $    6.30       $     .70
                                                      =========       =========


Weighted average number of limited
 partnership units                                       14,079          14,733
                                                      =========       =========


                               NTS-PROPERTIES III

                            STATEMENTS OF CASH FLOWS



                                                          Three Months Ended
                                                                March 31,
                                                          -------------------
                                                          1997           1996
                                                        ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                       $  65,244     $ (14,170)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  Accrued interest on investment securities                  --           1,402
  Provision for doubtful accounts                           4,640        11,958
  Depreciation and amortization                           208,563       256,997
  Change in assets and liabilities:
   Cash and equivalents - restricted                      (14,449)      (15,615)
   Accounts receivable                                     (5,675)      (82,147)
   Other assets                                           (14,340)      (19,082)
   Accounts payable - operations                           10,666        44,251
   Security deposits                                       (2,599)         (566)
   Other liabilities                                       55,572        68,589
                                                        ---------     ---------

  Net cash provided by operating activities               307,622       251,617
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, amenities and
 construction in progress                                (191,220)       (9,573)
Increase in cash and equivalents - restricted              (2,813)      (23,044)
Maturities of investment securities                          --         101,653
                                                        ---------     ---------

  Net cash (used in) provided by investing
   activities                                            (194,033)       69,036
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage payable                    (27,771)      (25,358)
Cash distributions                                           --         (37,125)
Repurchase of limited partnership units                    (5,408)      (57,824)
Increase in cash and equivalents - restricted                --         (17,176)
Decrease in cash and equivalents - restricted              27,168          --
                                                        ---------     ---------

  Net cash used in financing activities                    (6,011)     (137,483)
                                                        ---------     ---------

  Net increase in cash and equivalents                    107,578       183,170

CASH AND EQUIVALENTS, beginning of period                 661,383       626,884
                                                        ---------     ---------

CASH AND EQUIVALENTS, end of period                     $ 768,961     $ 810,054
                                                        =========     =========

Interest paid on a cash basis                           $ 133,157     $ 142,095
                                                        =========     =========

                               NTS-PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1996 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1997 and 1996.

1.   Cash and Equivalents - Restricted
     --------------------------------

     Cash and equivalents - restricted represent 1) escrow funds which are to be released as the heating, ventilating and air conditioning ("HVAC") system at Peachtree Corporate Center is replaced, 2) funds which have been escrowed with a mortgage company for Plainview Plaza II's property taxes in accordance with the loan agreement and 3) funds which the Partnership has reserved for the repurchase of limited partnership Units (1996 only).

2.   Interest Repurchase Reserve
     ---------------------------

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. Through March 31, 1997, the Partnership has repurchased a total of 1,530 Units for $318,240. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. On December 17, 1996 the Partnership indefinitely suspended the Interest Repurchase Program.

3.   Investment Securities
     ---------------------

     Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During 1996 and 1997, the Partnership sold no investment securities. As of March 31, 1997 and December 31, 1996, the Partnership held no investment securities.

4.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:


                                                  March 31,         December 31,
                                                    1997               1996
                                                  --------           --------
     Mortgage payable to an insurance
     company maturing June 1, 2001,
     secured by land and buildings,
     bearing a variable interest rate
     based on the 10-year treasury bill
     rate plus 60 basis points. The rate
     is adjusted quarterly. The current
     rate at March 31, 1997 is 6.94%              $ 4,500,000      $ 4,500,000

     Mortgage payable to an insurance
     company bearing  interest at 9.125%,
     maturing November 1, 1998, secured
     by land and building                           2,331,866        2,359,637
                                                   ----------       ----------
                                                  $ 6,831,866      $ 6,859,637
                                                   ==========       ==========

     ------------------------------

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long term debt is approximately $7,110,000.

     Effective April 1, 1997, the interest rate on the $4,500,000 mortgage payable adjusted to 7.39%.

5.   Related Party Transactions
     --------------------------

     Property management fees of $42,279 and $35,736 for the three months ended March 31, 1997 and 1996, respectively, were paid to NTS Development Company, an affiliate of the general partner, pursuant to an agreement with the Partnership. The fee is equal to 5% of gross revenues from the Partnership's properties. Also permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership incurred $19,833 and $1,416 as a repair and maintenance fee during the three months ended March 31, 1997 and 1996, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by an agreement, the Partnership also was charged the following amounts from NTS Development Company for the three months ended March 31, 1997 and 1996. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets, land, buildings and amenities, or construction in progress. These charges were as follows:

                                       1997                 1996
                                     ---------            ---------

          Leasing                    $  64,603            $  33,375
          Administrative                43,081               47,163
          Property manager              38,160               51,764
          Other                          9,360                1,833
                                      --------             --------

                                     $ 155,204            $ 134,135
                                      ========             ========

     During January 1997, NTS Development Company leased 23,160 square feet of the available space in Plainview Plaza II at a based rent of $13.50 per square foot. Effective February 1, 1997, the NTS Development Company lease was extended for five years to March 2002 at a rental rate of $13.75 for 20,368 square feet. The Partnership received approximately $72,000 in rental payments from NTS Development Company during the three months ended March 31, 1997. As a result of the lease renewal, the Partnership has made a commitment for approximately $170,000 of tenant finish improvements, of which approximately $36,000 has been incurred as of March 31, 1997.

     During the three months ended March 31, 1996, NTS Development Company leased 23,160 square feet in Plainview Plaza II at a base rent of $13.50 per square foot. The Partnership received approximately $80,000 in rental payments from NTS Development Company during the three months ended March 31, 1996.

6.   Commitments and Contingencies
     -----------------------------

     At Plainview Plaza II, the Partnership expects to complete the renovation of the exterior of the property during 1997. The remaining commitment for this project is approximately $273,000. The Partnership also has a commitment of approximately $222,000 for the remaining renovation to the common area lobbies at Plainview Plaza II. Approximately $198,000 of this commitment has been incurred as of March 31, 1997.

     The lease for a major tenant at Plainview Triad North (occupies nearly 65% of the building) expires in August 1997. The Partnership is currently negotiating a one year renewal with the tenant at their request. Any costs associated with this renewal would not be significant. In the opinion of the general partner of the Partnership, the one year extension will be all that can be anticipated. If correct and the tenant does vacate, there will likely be a protracted period for the property to become fully leased again and substantial funds will likely be needed for future leasing and tenant finish costs.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of March 31 were as follows:


                                             1997                   1996
                                            ------                 ------
     Plainview Plaza II                       86%                    82%
     Plainview Triad North                    91%                    93%
     Peachtree Corporate Center               83%                    93%

The rental and other income generated by the Partnership's properties for the three months ended March 31 were as follows:


                                             1997                   1996
                                            ------                 ------
     Plainview Plaza II                   $ 292,614              $ 272,322
     Plainview Triad North                $ 264,915              $ 240,325
     Peachtree Corporate Center           $ 266,581              $ 282,482

The 4% increase in occupancy from March 31, 1996 to March 31, 1997 at Plainview Plaza II can be attributed to three new leases totalling approximately 8,800 square feet. Of this total, approximately 5,400 square feet represents an expansion and lease renewal by the Kroger Company, a major tenant at Plainview Plaza II. The renewal extends the lease to January 31, 2005. The new leases are partially offset by a decrease in square footage (approximately 2,800 square feet) by NTS Development Company, an affiliate of the General Partner. NTS Development Company consolidated its leased space so that the Partnership could accomodate an expansion by a current tenant. (See below for a discussion of the lease renewal signed by NTS Development Company in 1997.) Average occupancy increased from 81% in 1996 to 87% in 1997. The increase in rental and other income at Plainview Plaza II for the three months ended March 31, 1997 as compared to the same period in 1996 can be attributed to the increase in average occupancy during the period.
As of March 31, 1997, Plainview Plaza II had approximately 3,200 square feet of additional space leased to a current tenant. The tenant is expected to take occupancy during the second quarter of 1997. With this new lease, Plainview Plaza II's occupancy should improve to 89%.

Plainview Triad North's occupancy decreased 2% from March 31, 1996 to March 31, 1997 as a result of a move-out by one tenant (occupied a total of approximately 3,300 square feet) at the end of the lease term. Partially offsetting the tenant move-out are two new leases totalling approximately 1,700 square feet. Average occupancy increased from 93% in 1996 to 94% in 1997. Rental and other income increased for the three months ended March 31, 1997 as compared to the same period in 1996 due to the increase in average occupancy, an increase in rental rates for lease renewals and an increase in pass through expense reimbursements. Leases at Plainview Triad North provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes.

---------------------------------

Peachtree Corporate Center's occupancy decreased 10% from March 31, 1996 to March 31, 1997 due to move-outs by 11 tenants who had occupied approximately 28,400 square feet. Approximately 12,400 square feet of this total represents four tenants who vacated and ceased making rental payments in breach of the lease terms due principally to bankruptcy. There was no accrued income associated with these leases. The remaining 16,000 square feet of the total move-outs are the result of six tenants (occupied a total of approximately 12,800 square feet) who vacated at the end of the lease term and one tenant (3,200 square feet) who exercised a termination option. Partially offsetting the move-outs are four new leases totalling approximately 9,900 square feet, of which approximately 5,600 square feet represents expansions by two current tenants. Average occupancy at Peachtree Corporate Center decreased from 92% in 1996 to 84% in 1997. Rental and other income at Peachtree Corporate Center decreased for the three months ended March 31, 1997 as compared to the same period in 1996 as a result of a decrease in average occupancy partially offset by a decrease in the provision for doubtful accounts.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In the case of tenants who vacated Peachtree Corporate Center as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no significant funds recovered as a result of these actions during the three months ended March 31, 1997 or 1996. As of March 31, 1997, there were no on-going cases.

As of March 31, 1997, Peachtree Corporate Center has 6,200 square feet of additional space leased to two new tenants. The tenants are expected to take occupancy during the second quarter of 1997. With these new leases, the business center's occupancy should improve to 87%. There are no material commitments for tenant improvements associated with either lease.

Current and projected future occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need for any additional financing. See the discussion below regarding the Aetna Life Insurance Company lease at Plainview Triad North.

Interest and other income includes interest income earned from investments made by the Partnership with cash reserves and from funds escrowed for the replacement of the heating, ventilating and air conditioning ("HVAC") system and asphalt paving at Peachtree Corporate Center. The change in interest and other income for the three months ended March 31, 1997 as compared to the same period in 1996 was not significant.

Operating expenses decreased for the three months ended March 31, 1997 as compared to the same period in 1996 as a result of decreased landscape replacement costs and exterior building repairs at Peachtree Corporate Center and decreased HVAC repair and replacement costs at Plainview Plaza II. Partially offsetting the decrease in operating expenses during the three month period is an increase in utility costs due to an increase in average occupancy at Plainview Plaza II. Operating expenses remained fairly constant for the three month period at Plainview Triad North.

The increase in operating expenses-affiliated for the three months ended March 31, 1997 as compared to the same period in 1996 is a result of an increase in leasing costs at Peachtree Corporate Center and Plainview Triad North. The increase is partially offset by a decrease in property management costs at all of the Partnership properties and decreased leasing costs at Plainview Plaza II. Operating expenses-affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

---------------------------------

Interest expense has decreased for the three months ended March 31, 1997 as compared to the same period in 1996 due to a decrease in the interest rate on the Partnership's $4,500,000 mortgage payable - 6.94% (1997) compared to 7.65%
(1996). The interest rate on this note adjusts quarterly to 60 basis points over the 10-year treasury bill rate. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes for the three months ended March 31, 1997 as compared to the same period in 1996 remained fairly constant.

Professional and administrative expenses have decreased for the three months ended March 31, 1997 as compared to the same period in 1996 due to a decrease in outside legal fees related to the Partnership's Interest Repurchase Program. Professional and administrative expenses - affiliated have decreased for the three months ended March 31, 1997 as compared to the same period in 1996 as a result of a decrease in salary costs.

The decrease in depreciation and amortization expenses for the three months ended March 31, 1997 as compared to the same period in 1996 is the result of a portion of the Partnership's assets (primarily tenant finish improvements) becoming fully depreciated since March 31, 1996. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 3 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $24,500,000.

Liquidity and Capital Resources
-------------------------------

The  Partnership  had cash flow from  operations of $307,622 (1997) and $251,617
(1996) for the three months ended March 31. The 1996 funds, in conjunction with cash on hand, were used to make a 1% (annualized) distribution of $36,430 in 1996. The annualized distribution rate is calculated as a percent of the initial equity. The limited partners received 100% of these distributions. The Partnership has indefinitely interrupted distributions starting December 31, 1996. See below for further discussion. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet as of March 31) were $768,961 and $810,054 at March 31, 1997 and 1996, respectively.

As of March 31, 1997, the Partnership had a mortgage payable to an insurance company in the amount of $4,500,000. The mortgage bears a variable interest rate which adjusts quarterly to 60 basis points over the 10-year treasury bill rate. The current rate at March 31, 1997 was 6.94%. Effective April 1, 1997, the interest rate adjusted to 7.39%. The loan is secured by a first mortgage on Plainview Triad North and Peachtree Corporate Center with a second position behind the holder of the permanent mortgage on Plainview Plaza II. The unpaid balance of the loan is due June 1, 2001.

As of March 31, 1997, the Partnership also had a mortgage payable to an insurance company in the amount of $2,331,866. The mortgage bears a fixed interest rate of 9.125% and is due November 1, 1998. The outstanding balance at maturity based on the current rate of amortization will be $2,140,539.

-------------------------------------------

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and other capital additions and are funded by operating activities. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities also include cash which is being escrowed for the replacement of the HVAC system and asphalt paving at Peachtree Corporate Center. Cash flows provided by investing activities in 1996 are from the maturity of investment securities. As part of its cash management activities, the Partnership has purchased certificates of Deposit or securities issued by the U. S. Government with initial maturities greater than three months to improve the return on its excess cash. The Partnership has held the securities until maturity. Cash flows used in financing activities include principal payments on the $2.3 million mortgage payable and repurchase of limited partnership Units. Cash flows used in financing activities in 1996 also included cash distributions and increases in cash reserved for the repurchase of limited partnership Units. Cash flows provided by investing activities represent decreases in cash reserved for the repurchase of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources.

In the next 12 months, the General Partner expects a demand on future liquidity as a result of 127,126 square feet in leases expiring from April 1, 1997 to March 31, 1998 (Plainview Plaza II - 11,652 square feet, Plainview Triad North - 72,694 square feet and Peachtree Corporate Center - 42,780 square feet). The majority of the square feet in leases which expire in 1997 relate to a single tenant (Aetna Life Insurance Company) at Plainview Triad North. See below for a discussion regarding the lease for this tenant. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

As of March 31,1997, the Partnership has a commitment for approximately $170,000 for tenant finish improvements at Plainview Plaza II as a result of the lease renewal with NTS Development Company, an affiliate of the General Partner. The renewal extends the lease for five years, through March 2002, and is at a rate of $13.75 per square foot for 20,368 square feet. As of March 31, 1997, approximately $36,000 of the costs have been incurred. The project is expected to be completed during the first half of 1997. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

A demand on future liquidity is anticipated as the renovation of the exterior of the NTS Plainview Plaza II property is completed during 1997. The renovation is designed to make the property more competitive and enhance its value. The project is anticipated to cost approximately $900,000. As of March 31, 1997, approximately $627,000 of the total project cost has been incurred. The General Partner of the Partnership anticipates the project will be funded with a combination of debt financing, cash reserves and cash flow from operating activities.

-------------------------------------------

The General Partner also anticipates a demand on future liquidity as a result of the Partnership's plan to complete the renovation of the common area lobbies at Plainview Plaza II during 1997. The project is to include an upgrade of current restroom facilities, improvement of handicap restroom facilities, new carpet and wallcoverings. The project is anticipated to cost approximately $315,000. A portion of this project was completed during the first and second quarters of 1995 at a cost of approximately $93,000. As of March 31, 1997, the Partnership had commitments of $222,000 for the remaining renovations of which approximately $198,000 has been incurred. The remaining cost of this project is expected to be funded from cash reserves and cash flow from operations.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. Through March 31, 1997, the Partnership has repurchased a total of 1,530 Units for $318,240. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. As of December 17, 1996, the repurchase of limited partnership Units was indefinitely suspended. See below for further discussion.

The lease for Aetna Life Insurance Company, the largest tenant of Triad North, occupying nearly 65% of the building, expires in August 1997. Aetna accounts for nearly 22% of the NTS-Properties III total revenue. Aetna has requested a one year extension on its leased space. Any costs associated with this renewal would not be significant. It is the judgement of the General Partner of the Partnership, considering the publicity about Aetna's downsizing, that the one year extension will be all that can be anticipated at this time. If correct and if Aetna vacated the property, there will likely be a protracted period for the property to become fully leased again and substantial funds will likely be needed for leasing expenses, especially tenant finish improvements.

Accordingly, to conserve funds in anticipation of the loss of Aetna, repurchase of Limited Partnership Units has been indefinitely interrupted effective December 17, 1996. In addition, distributions were suspended starting December 31, 1996.

The Partnership had no other material commitments for renovations or capital improvements at March 31, 1997.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the three months ended March 31, 1997 and 1996. The General Partner did not receive a distribution during these periods. Distributions were funded by cash flow derived from operating activities.


                                                     Cash
                                  Net Income     Distributions       Return of
                                  Allocated         Declared          Capital
                                  ---------         --------          -------
          Limited Partners:
                1997              $ 88,767          $   --          $   --
                1996              $ 10,381          $ 36,430        $ 26,049


The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's properties. At Peachtree Corporate Center in Norcross, Georgia, the Partnership has an on-site leasing agent, an employee of NTS Development Company (an affiliate of the

-------------------------------------------

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

Some of the statements included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as the Partnership "anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

         None

     3.  Defaults upon Senior Securities

         None

     4.  Submission of Matters to a Vote of Security Holders

         None

     5.  Other Information

         None

     6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                Exhibit 27. Financial Data Schedule

         (b)    Reports on Form 8-K

                There were no reports on Form 8-K for the three months ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NTS-PROPERTIES III
                                          ---------------------
                                                 (Registrant)

                                           BY:    NTS-Properties Associates,
                                                  General Partner
                                                  BY:   NTS Capital Corporation,
                                                        General Partner


                                                  /s/ John W. Hampton
                                                ---------------------------
                                                 John W. Hampton
                                                 Senior Vice President




Date:       May 12, 1997