Form 10-Q
period 1997-06-30
NTS PROPERTIES III
filed 1997-08-13
CIK 703667

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ____________  to  ___________

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

                                TABLE OF CONTENTS


                                                                      Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of June 30, 1997 and December 31, 1996                   3

            Statements of Operations
              For the three months and six months ended
               June 30, 1997 and 1996                                     4

            Statements of Cash Flows
              For the three months and six months ended
               June 30, 1997 and 1996                                     5

            Notes To Financial Statements                               6-8

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      9-14


                                     PART II

1.     Legal Proceedings                                                 15
2.     Changes in Securities                                             15
3.     Defaults upon Senior Securities                                   15
4.     Submission of Matters to a Vote of Security Holders               15
5.     Other Information                                                 15
6.     Exhibits and Reports on Form 8-K                                  15

Signatures                                                               16


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               NTS-PROPERTIES III

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                                         As of          As of
                                                     June 30,1997  December 31, 1996*
                                                     -----------     -----------
ASSETS

Cash and equivalents                                 $   633,668     $   661,383
Cash and equivalents - restricted                        320,013         311,390
Accounts receivable, net of allowance
 for doubtful accounts of $96,532 (1997)
 and $81,980 (1996)                                      220,995         198,970
Land, buildings and amenities, net                     8,654,464       8,850,783
Construction in progress                               1,054,774         577,233
Other assets                                             363,292         376,127
                                                     -----------     -----------

  Total assets                                       $11,247,206     $10,975,886
                                                     ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                                    $ 6,803,457     $ 6,859,637
Accounts payable - operations                             79,344          97,702
Accounts payable - construction                          170,335          54,070
Security deposits                                         91,094          92,934
Other liabilities                                        115,564          11,415
                                                     -----------     -----------

                                                       7,259,794       7,115,758
Commitments and Contingencies

Partners' equity                                       3,987,412       3,860,128
                                                     -----------     -----------

                                                     $11,247,206     $10,975,886
                                                     ===========     ===========



                                       Limited        General
                                      Partners        Partner         Total
                                    ------------    ------------    ------------
PARTNERS' EQUITY
Initial equity                      $ 15,600,000    $  8,039,710    $ 23,639,710
Adjustment to historical basis                --      (5,455,030)     (5,455,030)
                                    ------------    ------------    ------------

                                      15,600,000       2,584,680      18,184,680
Net loss - prior years                  (164,405)     (2,290,485)     (2,454,890)
Net income (loss) - current year         179,706         (47,015)        132,691
Cash distributions declared to
 date                                (11,349,844)       (206,985)    (11,556,829)
Repurchase of limited partnership
 units                                  (318,240)             --        (318,240)
                                    ------------    ------------    ------------

Balances at June 30, 1997           $  3,947,217    $     40,195    $  3,987,412
                                    ============    ============    ============

*Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 27, 1997.



                               NTS-PROPERTIES III

                            STATEMENTS OF OPERATIONS



                                        Three Months Ended         Six Months Ended
                                              June 30,                 June 30,
                                              --------                 --------

                                        1997         1996         1997         1996
                                     ----------   ----------   ----------   ----------
REVENUES:
  Rental income, net of provision
  for doubtful accounts of $14,552
   (1997) and $18,338 (1996)         $  766,511   $  713,211   $1,515,552   $1,426,411
  Rental income - affiliated             68,742       78,165      140,600      158,169
  Interest and other income               7,096       12,449       19,068       23,315
                                     ----------   ----------   ----------   ----------

                                        842,349      803,825    1,675,220    1,607,895

EXPENSES:
  Operating expenses                    174,640      169,408      354,580      356,285
  Operating expenses - affiliated       108,128       82,679      212,264      168,248
  Interest expense                      134,431      140,906      266,451      282,808
  Management fees                        42,072       41,950       84,352       77,686
  Real estate taxes                      52,921       53,793      105,719      107,585
  Professional and administrative
     expenses                            17,509       14,552       30,789       32,983
  Professional and administrative
     expenses - affiliated               34,805       35,228       69,417       74,165
  Depreciation and amortization         210,396      228,820      418,957      485,816
                                     ----------   ----------   ----------   ----------

                                        774,902      767,336    1,542,529    1,585,576
                                     ----------   ----------   ----------   ----------

Net income                           $   67,447   $   36,489   $  132,691   $   22,319
                                     ==========   ==========   ==========   ==========

Net income allocated to the
 limited partners                    $   90,943   $   60,089   $  179,706   $   70,470
                                     ==========   ==========   ==========   ==========

Net income per limited
 partnership unit                    $     6.46   $     4.13   $    12.77   $     4.82
                                     ==========   ==========   ==========   ==========

Weighted average number of units         14,074       14,536       14,074       14,634
                                     ==========   ==========   ==========   ==========



                               NTS-PROPERTIES III

                            STATEMENTS OF CASH FLOWS



                                               Three Months Ended         Six Months Ended
                                                    June 30,                  June 30,
                                                    --------                  --------

                                               1997         1996         1997         1996
                                            ---------    ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                  $  67,447    $  36,489    $ 132,691    $  22,319
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
      Accrued interest on investment
     securities                                    --       (2,885)          --       (1,483)
      Provision for doubtful accounts           9,912        6,380       14,552       18,338
      Depreciation and amortization           210,396      228,820      418,957      485,816
      Changes in assets and liabilities:
        Cash and equivalents - restricted     (15,615)     (15,615)     (30,064)     (31,230)
        Accounts receivable                   (30,900)      29,097      (36,577)     (53,050)
        Other assets                           16,933        9,870        2,593       (9,211)
        Accounts payable - operations         (29,024)     (39,990)     (18,358)       4,261
        Security deposits                         759          (95)      (1,840)        (661)
        Other liabilities                      48,573       37,090      104,149      105,679
                                            ---------    ---------    ---------    ---------

Net cash provided by operating
   activities                                 278,481      289,161      586,103      540,778
                                            ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, amenities
  and construction in progress               (382,451)     (37,995)    (573,671)     (47,569)
Increase in cash and equivalents -
   restricted                                  (2,914)     (23,363)      (5,727)     (46,406)
Purchase of investment securities                  --     (639,742)
Maturity of investment securities                  --           --           --      101,653
                                            ---------    ---------    ---------    ---------

   Net cash used in investing
    activities                               (385,365)    (701,100)    (579,398)    (632,064)
                                            ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages
  payable                                     (28,409)     (25,940)     (56,180)     (51,298)
Cash distributions                                 --      (36,429)          --      (73,554)
Repurchase of limited partnership
  units                                            --      (18,096)      (5,408)     (75,920)
Decrease in cash and equivalents -
 restricted                                        --     (125,604)      27,168     (167,780)
                                            ---------    ---------    ---------    ---------

   Net cash used in financing activities      (28,409)    (206,069)     (34,420)    (368,552)
                                            ---------    ---------    ---------    ---------

  Net decrease in cash and equivalents       (135,293)    (618,008)     (27,715)    (459,838)

CASH AND EQUIVALENTS, beginning of
   period                                     768,961      785,054      661,383      626,884
                                            ---------    ---------    ---------    ---------

CASH AND EQUIVALENTS, end of period         $ 633,668    $ 167,046    $ 633,668    $ 167,046
                                            =========    =========    =========    =========

Interest paid on a cash basis               $ 134,431    $ 141,511    $ 267,588    $ 283,606
                                            =========    =========    =========    =========

                               NTS-PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS



The financial statements included herein should be read in conjunction with the Partnership's 1996 Annual Report. In the opinion of the general partner, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 1997 and 1996.

1. Use of Estimates in the Preparation of Financial Statements
   -----------------------------------------------------------

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

2. Cash and Equivalents - Restricted
   ---------------------------------

   Cash and equivalents - restricted represent 1) escrow funds which are to be released as the heating ventilating and air conditioning ("HVAC") system at Peachtree Corporate Center is replaced, 2) funds which have been escrowed with a mortgage company for Plainview Plaza II's property taxes in accordance with the loan agreement and 3) funds which the Partnership has reserved for the repurchase of limited partnership Units (1996 only).

3. Interest Repurchase Reserve
   ---------------------------

   Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. Through June 30, 1997, the Partnership has repurchased a total of 1,530 Units for $318,240. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. On
   December 17, 1996 the Partnership indefinitely suspended the Interest Repurchase Program.

4. Investment Securities
   ---------------------

   Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During 1996 and 1997, the Partnership sold no investment securities. As of June 30, 1997 and December 31, 1996, the Partnership held no investment securities.



               (Notes to financial statements continued next page)

5. Mortgages Payables
   ------------------


                                                June 30,        December 31,
                                                  1997              1996
                                               -----------       ----------
   Mortgage payable to an insurance
   company maturing June 1, 2001,
   secured by land and buildings,
   bearing a variable interest rate
   based on the 10-year treasury bill
   rate plus 60 basis points. The rate
   is adjusted quarterly.  The current
   rate at June 30, 1997 is 7.39%             $ 4,500,000       $ 4,500,000

   Mortgage payable to an insurance
   company bearing interest at 9.125%,
   maturing November 1, 1998, secured
   by land and building                         2,303,457         2,359,637
                                              -----------        ----------
                                              $ 6,803,457       $ 6,859,637
                                              ===========        ==========



   Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long term debt is approximately $7,037,000.

   Effective July 1, 1997, the interest rate on the $4,500,000 mortgage payable adjusted to 7.05%.

6. Related Party Transactions
   --------------------------

   Property management fees of $84,352 and $77,686 for the six months ended June 30, 1997 and 1996, respectively, were paid to NTS Development Company, an affiliate of the general partner, pursuant to an agreement with the Partnership. The fee is equal to 5% of gross revenues from the Partnership's properties. Also permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership incurred $38,338 and $3,580 as a repair and maintenance fee during the six months ended June 30, 1997 and 1996, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by an agreement, the Partnership also was charged the following amounts from NTS Development Company for the six months ended June 30, 1997 and 1996. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets, land, buildings and amenities, or construction in progress. These charges were as follows:



                                               1997       1996
                                             --------   --------

                     Leasing                 $127,538   $ 65,553
                     Administrative            86,355     89,792
                     Property manager          81,288    102,593
                     Other                     16,167      4,846
                                             --------   --------

                                             $311,348   $262,784
                                             ========   ========

     --------------------------------------

     During January 1997, NTS Development Company leased 23,160 square feet of the available space in Plainview Plaza II at a based rent of $13.50 per square foot. Effective February 1, 1997, the NTS Development Company lease was extended for five years to March 2002 at a rental rate of $13.75 for 20,368 square feet. The Partnership received approximately $141,000 in rental payments from NTS Development Company during the six months ended June 30, 1997. As a result of the lease renewal, the Partnership has made a commitment for approximately $170,000 of tenant finish improvements, of which approximately $151,000 has been incurred as of June 30, 1997.

     During the six months ended June 30, 1996, NTS Development Company leased 23,160 square feet in Plainview Plaza II at base rent of $13.50 per square foot. The Partnership received approximately $158,000 in rental payments from NTS Development Company during the six months ended June 30, 1996.


7.   Reclassification of 1996 Financial Statements
     ---------------------------------------------

     Certain reclassifications have been made to the June 30, 1996 financial statements to confrom with the June 30, 1997 classification. These reclasifications have no effect on previously reported operations.

8.   Commitments and Contingencies
     -----------------------------

     At Plainview Plaza II, the Partnership expects to complete the renovation of the exterior of the property during 1997. The remaining commitment for this project is approximately $158,000.

     One tenant at Plainview Triad North occupies nearly 65% of the building. During the second quarter of 1997, the tenant's lease was extended from August 1997 to August 1998. There were no tenant finish improvements as a result of this renewal. In the opinion of the general partner of the Partnership, the one year extension will be all that can be anticipated. If correct and the tenant does vacate, there will likely be a protracted period for the property to become fully leased again and substantial funds will likely be needed for future leasing and tenant finish costs.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of June 30 were as follows:


                                                     1997            1996
                                                     ----            ----
Plainview Plaza II                                   89%             82%

Plainview Triad North                                91%             93%

Peachtree Corporate Center                           87%             96%

The rental and other income generated by the Partnership's properties for the three months and six months ended June 30 were as follows:


                                   Three Months Ended    Six Months Ended
                                        June 30,             June 30,
                                       ----------            --------
                                    1997       1996      1997        1996
                                   ------     ------    -------     ------
Plainview Plaza II               $ 314,798  $ 262,761  $ 607,412  $ 535,084

Plainview Triad North            $ 247,457  $ 259,535  $ 512,372  $ 499,859

Peachtree Corporate Center       $ 271,369  $ 269,689  $ 537,950  $ 552,170


The 7% increase in occupancy from June 30, 1996 to June 30, 1997 at Plainview Plaza II can be attributed to four new leases totalling approximately 12,000 square feet. Of this total, approximately 5,400 square feet represents an expansion and lease renewal by the Kroger Company, a major tenant at Plainview Plaza II. The renewal extends the lease to January 31, 2005. Also included in the new leases is an approximately 3,200 square feet expansion by a current tenant. The new leases are partially offset by a decrease in square footage (approximately 2,800 square feet) by NTS Development Company, an affiliate of the General Partner. NTS Development Company consolidated its leased space so that the Partnership could accommodate an expansion by a current tenant. (See below for a discussion of the lease renewal signed by NTS Development Company in 1997.) Average occupancy increased from 82% in 1996 to 89% in 1997 for the three months ended June 30 and from 82% in 1996 to 88% in 1997 for the six month period. The increase in rental and other income at Plainview Plaza II for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 can be attributed to the increase in average occupancy during the periods along with increased rental rates for lease renewals.

Plainview Triad North's occupancy decreased 2% from June 30, 1996 to June 30, 1997 as a result of a move-out by one tenant (occupied a total of approximately 3,300 square feet) at the end of the lease term. Partially offsetting the tenant move-out are two new leases totalling approximately 1,700 square feet. Average occupancy decreased from 93% in 1996 to 91% in 1997 for the three months ended June 30, and from 93% in 1996 to 92% in 1997 for the six month period. Rental and other income at Plainview Triad North increased for the six months ended June 30, 1997 as compared to the same period in 1996 due to an increase in rental rates for lease renewals partially offset by an increase in the provision for doubtful

--------------------------------

accounts. Rental and other income at Plainview Triad North decreased for the three month period due to the decrease in average occupancy and an increase in the provision for doubtful accounts.

Peachtree Corporate Center's occupancy decreased 9% from June 30, 1996 to June 30, 1997 due to move-outs by 13 tenants who had occupied approximately 32,300 square feet. Approximately 14,200 square feet of this total represents five tenants who vacated and ceased making rental payments in breach of the lease terms due principally to bankruptcy. There was no accrued income associated with these leases. The remaining 18,200 square feet of the total move-outs are the result of seven tenants (occupied a total of approximately 15,000 square feet) who vacated at the end of the lease term and one tenant (3,200 square feet) who exercised a termination option. Partially offsetting the move-outs are six new leases totalling approximately 14,700 square feet, of which approximately 5,900 square feet represents expansions by two current tenants. Average occupancy at Peachtree Corporate Center decreased from 94% in 1996 to 86% in 1997 for the three months ended June 30 and from 93% in 1996 to 85% in 1997 for the six month period. Rental and other income at Peachtree Corporate Center decreased for the six months ended June 30, 1997 as compared to the same period in 1996 as a result of a decrease in average occupancy partially offset by a decrease in the provision for doubtful accounts. Rental and other income increased at Peachtree Corporate Center for the three months ended June 30, 1997 as compared to the same period in 1996 despite a decrease in average occupancy. The increase in income is due primarily to an increase in common area expense reimbursements. Tenants at Peachtree Corporate Center reimburse the Partnership for common area expenses as part of the lease agreements. Partially offsetting the increase in rental and other income for the three month period is an increase in provision for doubtful accounts and the decrease in average occupancy.

As of June 30, 1997, Peachtree Corporate Center has 3,000 square feet of additioal space leased to an existing tenant. The tenant is expected to take occupancy during the third quarter of 1997. With this new lease, the business center's occupancy should improve to 89%. There are no material commitments for tenant improvements associated with this lease.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In the case of tenants who vacated Peachtree Corporate Center as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no significant funds recovered as a result of these actions during the three months and six months ended June 30, 1997 or 1996. As of June 30, 1997, there were no on-going cases.

Current and projected future occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need for any additional financing. See the discussion below regarding the Aetna Life Insurance Company lease at Plainview Triad North.

Interest and other income includes interest income earned from investments made by the Partnership with cash reserves and from funds escrowed for the replacement of the heating, ventilating and air conditioning ("HVAC") system at Peachtree Corporate Center. The decrease in interest and other income for the three months and six months ended June 30, 1997 as compared to the same period in 1996 is the result of a decrease in cash reserves available for investment.

Operating expenses remained fairly constant for the three months and six months ended June 30, 1997 as compared to the same periods in 1996.

The increase in operating expenses - affiliated for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 is a result of increased leasing costs at Peachtree Corporate Center and Plainview Triad

--------------------------------

North. The increase in leasing costs at Plainview Traid North is primarily a result of the Aetna Life Insurance Company lease situation as discussed below. The increase in both periods is partially offset by a decrease in property management costs and leasing costs at Plainview Plaza II. Operating expenses-affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The decrease in interest expense for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 is due to the fact that the interest rate on the $4,500,000 mortgage payable was lower in 1997 compared to 1996. The interest rate was 6.94% January to March 1997 and 7.39% April to June 1997 compared to 7.65% January to June 1996. The interest rate on this note adjusts quarterly to 60 basis points over the 10-year treasury bill rate. The decrease in interest expense for the three month and six month periods is also due to a decrease in interest expense on the $2,303,457 mortgage payable as a result of continued principal payments. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes and professional and administrative expenses remained farily constant for the three months and six months ended June 30, 1997 as compared to the same periods in 1996.

Professional and administrative expenses - affiliated have decreased for the six months ended June 30, 1997 as compared to the same period in 1996 as a result of a decrease in salary costs. The change in professional and administrative expenses - affiliated for the three month period was not significant. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The decrease in depreciation and amortization expense for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 is the result of a portion of the Partnership's assets (primarily tenant finish improvements) becoming fully depreciated since June 30, 1996. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 3 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $24,500,000.

Liquidity and Capital Resources
-------------------------------

The  Partnership  had cash flow from  operations of $586,103 (1997) and $540,778
(1996) for the six months ended June 30. The 1996 funds, in conjunction with cash on hand, were used to make a 1% (annualized) distribution of $72,640 in 1996. The annualized distribution rate is calculated as a percent of the initial equity. The limited partners received 100% of these distributions. The Partnership indefinitely interrupted distributions starting December 31, 1996 (see below for a further discussion). Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of June 30) were $633,668 and $809,673 at June 30, 1997 and 1996, respectively.

-------------------------------------------

As of June 30, 1997, the Partnership had a mortgage payable to an insurance company in the amount of $4,500,000. The mortgage bears a variable interest rate which adjusts quarterly to 60 basis points over the 10-year treasury bill rate. The current rate at June 30, 1997 was 7.39%. Effective July 1, 1997, the interest rate adjusted to 7.05%. The loan is secured by a first mortgage on Plainview Triad North and Peachtree Corporate Center with a second position behind the holder of the permanent mortgage on Plainview Plaza II. The unpaid balance of the loan is due June 1, 2001.

As of June 30, 1997, the Partnership also had a mortgage payable to an insurance company in the amount of $2,303,457. The mortgage bears a fixed interest rate of 9.125%, is due November 1, 1998 and is secured by Plainview Plaza II. The outstanding balance at maturity based on the current rate of amortization will be $2,140,539.

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and other capital additions and are funded by operating activities and cash reserves. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities also include cash which is being escrowed for the replacement of the HVAC system at Peachtree Corporate Center. Cash flows used in investing activities in 1996 also include the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U. S. Government with initial maturities greater than three months to improve the return on its cash reserves. The Partnership has held the securities until maturity. Cash flows provided by investing activities in 1996 are from the maturity of investment securities. Cash flows used in financing activities include principal payments on the $2.3 million mortgage payable and repurchase of limited partnership Units. Cash flows used in financing activities in 1996 also included cash distributions and increases in cash reserved for the repurchase of limited partnership Units. Cash flows provided by investing activities represents the utilization of cash which has been reserved by the Partnership for the repurchase of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources.

In the next 12 months, the General Partner expects a demand on future liquidity as a result of 59,128 square feet in leases expiring from July 1, 1997 to June 30, 1998 (Plainview Plaza II - 11,652 square feet, Plainview Triad North - 9,736 square feet and Peachtree Corporate Center - 37,740 square feet). At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

As of June 30, 1997, the Partnership has a commitment for approximately $170,000 for tenant finish improvements at Plainview Plaza II as a result of the lease renewal with NTS Development Company, an affiliate of the General Partner. The renewal extends the lease for five years, through March 2002, and is at a rate of $13.75 per square foot for 20,368 square feet. As of June 30, 1997, approximately $151,000 of the costs have been incurred. The project is expected to be completed during the third quarter of 1997. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

-------------------------------------------

A demand on future liquidity is anticipated as the renovation of the exterior of the NTS Plainview Plaza II property is completed during 1997. The renovation is designed to make the property more competitive and enhance its value. The project is anticipated to cost approximately $900,000. As of June 30, 1997, approximately $742,000 of the total project cost has been incurred. The General Partner of the Partnership anticipates the project will be funded with a combination of cash reserves and cash flow from operating activities.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. Through June 30, 1997, the Partnership has repurchased a total of 1,530 Units for $318,240. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. As of December 17, 1996, the repurchase of limited partnership Units was indefinitely suspended. See below for further discussion.

The lease for Aetna Life Insurance Company, the largest tenant of Plainview Triad North, occupying nearly 65% of the building, was extended during the second quarter of 1997 from August 1997 to August 1998. There were no tenant finish improvements as a result of this renewal. Aetna accounts for nearly 21% of the NTS-Properties III total revenue. It is the judgement of the General Partner of the Partnership, considering the publicity about Aetna's downsizing, that the one year extension will be all that can be anticipated at this time. If correct and if Aetna does vacate the property, there will likely be a protracted period for the property to become fully leased again and substantial funds will likely be needed for leasing expenses, especially tenant finish improvements.

Accordingly, to conserve funds in anticipation of the loss of Aetna, the repurchase of Limited Partnership Units has been indefinitely interrupted effective December 17, 1996. In addition, distributions were suspended starting December 31, 1996.

The Partnership had no other material commitments for renovations or capital improvements at June 30, 1997.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the six months ended June 30, 1997 and 1996. The General Partner did not receive a distribution during these periods. Distributions were funded by cash flow derived from operating activities.



                                              Cash
                         Net Income       Distributions      Return of
                         Allocated          Declared          Capital
                         ---------          --------          -------

Limited Partners:
       1997              $ 179,706          $   --            $   --
       1996              $  70,470          $ 72,640          $ 2,170


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

-------------------------------------------

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

A portion of the Partnership's debt service is based on a variable interest rate. Any fluctuations in the interest rate are beyond the control of the Partnership. These variances could, for example, impact the Partnership's projected cash flows and cash requirements as well as its ability to pay distributions to the limited partners.

PART II.  OTHER INFORMATION

     1.  Legal Proceedings

         None

     2.  Changes in Securities

         None

     3.  Defaults upon Senior Securities

         None

     4.  Submission of Matters to a Vote of Security Holders

         None

     5.  Other Information

         None

     6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                Exhibit 27. Financial Data Schedule

         (b)    Reports on Form 8-K

                There were no reports on Form 8-K for the three months ended June 30, 1997.

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


Date:    August 11, 1997