Form 10-Q
period 1997-09-30
NTS PROPERTIES III
filed 1997-11-13
CIK 703667

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1997



                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _______

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

                                               YES  X         NO

Exhibit Index: See page 16
Total Pages: 17

                                TABLE OF CONTENTS


                                                                    Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of September 30, 1997 and December 31, 1996            3

            Statements of Operations
              For the three months and nine months ended
              September 30, 1997 and 1996                               4

            Statements of Cash Flows
              For the three months and nine months ended
              September 30, 1997 and 1996                               5

            Notes To Financial Statements                             6-8

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    9-15


                                     PART II

1.     Legal Proceedings                                               16
2.     Changes in Securities                                           16
3.     Defaults upon Senior Securities                                 16
4.     Submission of Matters to a Vote of Security Holders             16
5.     Other Information                                               16
6.     Exhibits and Reports on Form 8-K                                16

Signatures                                                             17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               NTS-PROPERTIES III

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY



                                                       As of             As of
                                                 September 30,1997 December 31, 1996*
                                                 ----------------- -----------------
ASSETS

Cash and equivalents                                 $   538,748     $   661,383
Cash and equivalents - restricted                        322,814         311,390
Investment securities                                    102,515              --
Accounts receivable, net of allowance
 for doubtful accounts of $41,668 (1997)
 and $81,980 (1996)                                      212,144         198,970
Land, buildings and amenities, net                     9,672,838       8,850,783
Construction in progress                                      --         577,233
Other assets                                             352,314         376,127
                                                     -----------     -----------

  Total assets                                       $11,201,373     $10,975,886
                                                     ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                                    $ 6,774,395     $ 6,859,637
Accounts payable - operations                             97,440          97,702
Accounts payable - construction                          152,985          54,070
Security deposits                                         82,037          92,934
Other liabilities                                        123,137          11,415
                                                     -----------     -----------

                                                       7,229,994       7,115,758
Commitments and Contingencies

Partners' equity                                       3,971,379       3,860,128
                                                     -----------     -----------

                                                     $11,201,373     $10,975,886
                                                     ===========     ===========



                                          Limited         General
                                         Partners         Partner          Total
                                         --------         -------          -----
PARTNERS' EQUITY
Initial equity                         $ 15,600,000    $  8,039,710    $ 23,639,710
Adjustment to historical basis                   --      (5,455,030)     (5,455,030)
                                       ------------    ------------    ------------

                                         15,600,000       2,584,680      18,184,680
Net loss - prior years                     (164,405)     (2,290,485)     (2,454,890)
Net income (loss) - current year            196,710         (80,052)        116,658
Cash distributions declared to
 date                                   (11,349,844)       (206,985)    (11,556,829)
Repurchase of limited partnership
 units                                     (318,240)             --        (318,240)
                                       ------------    ------------    ------------

Balances at September 30, 1997         $  3,964,221    $      7,158    $  3,971,379
                                       ============    ============    ============

*Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 27, 1997.




                               NTS-PROPERTIES III

                            STATEMENTS OF OPERATIONS



                                         Three Months Ended        Nine Months Ended
                                            September 30,            September  30,
                                            -------------            --------------


                                         1997          1996        1997         1996
                                        ------        ------      ------        -----
REVENUES:
  Rental income, net of provision
  for doubtful accounts of $22,570
   (1997) and $36,974 (1996)         $  790,256    $  730,495   $2,305,780   $2,156,906
  Rental income - affiliated             70,388        78,165      211,016      236,334
  Interest and other income               9,277        15,521       28,344       38,835
                                     ----------    ----------   ----------   ----------

                                        869,921       824,181    2,545,140    2,432,075

EXPENSES:
  Operating expenses                    216,559       179,982      571,139      536,265
  Operating expenses - affiliated       118,008        70,934      330,272      239,183
 Write-off unamortized building
   improvements                          69,912            --       69,912           --
  Interest expense                      131,640       138,778      398,091      421,586
  Management fees                        42,221        39,278      126,572      116,964
  Real estate taxes                      49,651        51,485      155,369      159,070
  Professional and administrative
     expenses                            15,031        14,708       45,819       47,691
  Professional and administrative
     expenses - affiliated               33,610        36,579      103,028      110,744
  Depreciation and amortization         209,322       215,176      628,280      700,991
                                     ----------    ----------   ----------   ----------

                                        885,954       746,920    2,428,482    2,332,494
                                     ----------    ----------   ----------   ----------

Net income (loss)                    $  (16,033)   $   77,261   $  116,658   $   99,581
                                     ==========    ==========   ==========   ==========


Net income allocated to the
 limited partners                    $   17,005    $  100,673   $  196,710   $  171,143
                                     ==========    ==========   ==========   ==========

Net income per limited
 partnership unit                    $     1.21    $     7.04   $    13.98   $    11.79
                                     ==========    ==========   ==========   ==========


Weighted average number of units         14,070        14,296       14,073       14,521
                                     ==========    ==========   ==========   ==========




                               NTS-PROPERTIES III

                            STATEMENTS OF CASH FLOWS



                                                Three Months Ended       Nine Months Ended
                                                   September 30,            September 30,
                                                   -------------            -------------

                                              1997          1996         1997         1996
                                             ------        ------       ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                           $ (16,033)   $  77,261    $ 116,658    $  99,581
Adjustments to reconcile net income
 (loss)to net cash provided by
 operating activities:
      Accrued interest on investment
     securities                                   (54)        (640)         (54)      (2,123)
      Provision for doubtful accounts           8,017       18,636       22,570       36,974
      Write-off unamortized building
     improvements                              69,912           --       69,912           --
      Depreciation and amortization           209,322      215,176      628,280      700,991
      Changes in assets and liabilities:
        Cash and equivalents - restricted     (15,615)     (15,615)     (45,679)     (46,845)
        Accounts receivable                       833      (25,485)     (35,746)     (78,535)
        Other assets                            5,856     (174,973)      10,051     (184,184)
        Accounts payable - operations          18,096      181,934         (262)     186,195
        Security deposits                      (9,057)      (1,710)     (10,897)      (2,371)
        Other liabilities                       7,576          384      111,725      106,063
                                            ---------    ---------    ---------    ---------

Net cash provided by operating
   activities                                 278,853      274,968      866,558      815,746
                                            ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, amenities
  and construction in progress               (255,064)    (173,652)    (830,338)    (221,221)
Increase in cash and equivalents -
   restricted                                  (2,975)     (17,063)      (8,701)     (63,389)
Decrease in cash and equivalents
 restricted                                    15,789           --       15,789           --
Purchase of investment securities            (102,461)    (216,257)    (102,461)    (855,999)
Maturity of investment securities                  --      479,742           --      581,395
                                            ---------    ---------    ---------    ---------

   Net cash provided by (used in)
    investing activities                     (344,711)      72,770     (925,711)    (559,214)
                                            ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages
  payable                                     (29,062)     (26,537)     (85,242)     (77,835)
Cash distributions                                 --      (36,213)          --     (109,767)
Repurchase of limited partnership
  units                                            --      (69,680)      (5,408)    (145,600)
Increase (decrease) in cash and
 equivalents - restricted                          --       69,680       27,168      (98,100)
                                            ---------    ---------    ---------    ---------

   Net cash used in financing activities      (29,062)     (62,750)     (63,482)    (431,302)
                                            ---------    ---------    ---------    ---------

  Net increase (decrease) in cash and
   equivalents                                (94,920)     284,988     (122,635)    (174,770)

CASH AND EQUIVALENTS, beginning of
   period                                     633,668      167,126      661,383      626,884
                                            ---------    ---------    ---------    ---------

CASH AND EQUIVALENTS, end of period         $ 538,748    $ 452,114    $ 538,748    $ 452,114
                                            =========    =========    =========    =========

Interest paid on a cash basis               $ 132,915    $ 139,491    $ 400,503    $ 423,097
                                            =========    =========    =========    =========


                               NTS-PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS



  The financial statements included herein should be read in conjunction with the Partnership's 1996 Annual Report. In the opinion of the general partner, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 1997 and 1996.

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

  3. Interest Repurchase Reserve
     ---------------------------

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. Through September 30, 1997, the Partnership has repurchased a total of 1,530 Units for $318,240. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. On December 17, 1996 the Partnership indefinitely suspended the Interest Repurchase Program.

  4. Investment Securities
     ---------------------

     Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During 1996 and 1997, the Partnership sold no investment securities. As of December 31, 1996, the Partnership held no investment securities. The following provides details regarding the investments held at September 30, 1997.




                                   Amortized        Maturity        Value at
                 Type                 Cost            Date          Maturity
                 ----                 ----            ----          --------

        Certificate of Deposit     $ 102,515        12/31/97       $ 103,844
                                    ========                        ========

 5. Mortgages Payables
    ------------------



                                             September 30,      December 31,
                                                  1997             1996
                                                  ----             ----
    Mortgage payable to an insurance
    company maturing June 1, 2001,
    secured by land and buildings,
    bearing a variable interest rate
    based on the 10-year  treasury bill
    rate plus 60 basis points. The rate
    is adjusted quarterly. The current
    rate at September 30, 1997 is 7.05%       $ 4,500,000       $ 4,500,000

    Mortgage payable to an insurance
    company bearing  interest at 9.125%,
    maturing November 1, 1998, secured
    by land and building                        2,274,395         2,359,637
                                              -----------        ----------
                                              $ 6,774,395       $ 6,859,637
                                              ===========        ==========



    Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long term debt is approximately $6,963,000.

    Effective October 1, 1997, the interest rate on the $4,500,000 mortgage payable adjusted to 6.68%.

 6. Related Party Transactions
    --------------------------

    Property management fees of $126,572 and $116,964 for the nine months ended September 30, 1997 and 1996, respectively, were paid to NTS Development Company, an affiliate of the general partner, pursuant to an agreement with the Partnership. The fee is equal to 5% of gross revenues from the Partnership's properties. Also permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership incurred $52,486 and $32,732 as a repair and maintenance fee during the nine months ended September 30, 1997 and 1996, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by an agreement, the Partnership also was charged the following amounts from NTS Development Company for the nine months ended September 30, 1997 and 1996. These charges include items which have been expensed as operating expenses affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets, land, buildings and amenities, or construction in progress. These charges were as follows:

                                            1997                  1996
                                          --------              --------

        Leasing                          $ 209,389             $ 117,283
        Administrative                     127,012               132,724
        Property manager                   126,476               141,171
        Other                               23,701                12,827
                                          --------              --------

                                         $ 486,578             $ 404,005
                                          ========              ========

     --------------------------------------

     During January 1997, NTS Development Company leased 23,160 square feet of the available space in Plainview Plaza II at a based rent of $13.50 per square foot. Effective February 1, 1997, the NTS Development Company lease was extended for five years to March 2002 at a rental rate of $13.75 for 20,368 square feet. The Partnership has received approximately $211,000 in rental payments from NTS Development Company during the nine months ended September 30, 1997.

     During the nine months ended September 30, 1996, NTS Development Company leased 23,160 square feet in Plainview Plaza II at base rent of $13.50 per square foot. The Partnership has received approximately $236,000 in rental payments from NTS Development Company during the nine months ended September 30, 1996.


7.   Reclassification of 1996 Financial Statements
     ---------------------------------------------

     Certain  reclassifications  have  been  made  to  the  September  30,  1996
     financial   statements   to   conform   with   the   September   30,   1997
     classifications. These reclassifications have no effect on previously reported operations.

8.   Commitments and Contingencies
     -----------------------------

     One tenant at Plainview Triad North occupies nearly 65% of the building. During the third quarter of 1997, the Partnership received notice that the tenant will vacate the property at the end of the lease term, August 1998. As a result, there will likely be a protracted period for the property to become fully leased again and substantial funds will likely be needed for leasing expenses; especially those needed to refinish space for new tenants. At this time, the amount of such expenses are unknown.

     As of September 30, 1997, the Partnership had commitments totalling approximately $120,000 for sidewalk improvements and landscaping and exterior building renovations at Plainview Plaza II. Subsequent to September 30, 1997, the Partnership made commitments totalling approximately $200,000 for parking lot resurfacing and site lighting upgrades at Plainview Plaza II.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of September 30 were as follows:


                                              1997                   1996
                                              ----                   ----
    Plainview Plaza II                         89%                    84%

    Plainview Triad North                      86%                    94%

    Peachtree Corporate Center                 89%                    96%

The rental and other income generated by the Partnership's properties for the three months and nine months ended September 30 were as follows:


                               Three Months Ended       Nine Months Ended
                                  September 30,            September 30,
                                  -------------            -------------

                                1997        1996         1997         1996
                               ------      ------       ------        -----
Plainview Plaza II            $ 316,746   $ 268,187   $ 924,158    $ 803,270

Plainview Triad North         $ 268,945   $ 266,381   $ 781,317    $ 766,240

Peachtree Corporate Center    $ 275,218   $ 276,708   $ 813,168    $ 828,878


The 5% increase in occupancy from September 30, 1996 to September 30, 1997 at Plainview Plaza II can be attributed to three new leases totalling approximately 9,300 square feet. Of this total, approximately 5,400 square feet represents an expansion and lease renewal by the Kroger Company, a major tenant at Plainview Plaza II. The renewal extends the lease to January 31, 2005. Also included in the new leases is an approximately 3,200 square feet expansion by a current tenant. The new leases are partially offset by a decrease in square footage (approximately 2,800 square feet) by NTS Development Company, an affiliate of the General Partner. NTS Development Company consolidated its leased space so that the Partnership could accommodate an expansion by a current tenant. Average occupancy increased from 83% in 1996 to 89% in 1997 for the three months ended September 30 and from 82% in 1996 to 88% in 1997 for the nine month period. The increase in rental and other income at Plainview Plaza II for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 can be attributed to the increase in average occupancy during the periods along with increased rental rates for lease renewals.

Plainview Triad North's occupancy decreased 8% from September 30, 1996 to September 30, 1997 as a result of two tenant move-outs totalling approximately 8,300 square feet. Of this total, approximately 4,900 square feet represents a tenant that vacated prior to the end of the lease term but is continuing to pay rent through the end of the lease term (May 1998). The remaining approximately 3,400 square feet represents a tenant that vacated at the end of the lease term.

---------------------------------

Partially offsetting the tenant move-outs is one expansion lease by a current tenant totalling approximately 700 square feet. Average occupancy decreased from 95% in 1996 to 89% in 1997 for the three months ended September 30, and from 94% in 1996 to 91% in 1997 for the nine month period. Rental and other income at Plainview Triad North increased for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 due to an increase in rental rates for lease renewals partially offset by an increase in the provision for doubtful accounts and a decrease in average occupancy.

Peachtree Corporate Center's occupancy decreased 7% from September 30, 1996 to September 30, 1997 due to move-outs by 12 tenants who had occupied approximately 31,200 square feet. Approximately 14,200 square feet of this total represents five tenants who vacated and ceased making rental payments in breach of the lease terms due principally to bankruptcy. There was no accrued income associated with these leases. The remaining 17,000 square feet of the total move-outs are the result of seven tenants (occupied a total of approximately 13,800 square feet) who vacated at the end of the lease term and one tenant (3,200 square feet) who exercised a termination option. Partially offsetting the move-outs are seven new leases totalling approximately 17,600 square feet, of which approximately 9,000 square feet represents expansions by three current tenants. Average occupancy at Peachtree Corporate Center decreased from 96% in 1996 to 89% in 1997 for the three months ended September 30 and from 94% in 1996 to 86% in 1997 for the nine month period. Rental and other income at Peachtree Corporate Center decreased for the nine months ended September 30, 1997 as compared to the same period in 1996 as a result of a decrease in average occupancy partially offset by a decrease in the provision for doubtful accounts. Rental and other income remained fairly constant at Peachtree Corporate Center for the three months ended September 30, 1997 as compared to the same period in 1996 despite a decrease in average occupancy as a result of an increase in common area expense reimbursements. Tenants at Peachtree Corporate Center reimburse the Partnership for common area expenses as part of the lease agreements.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In the case of tenants who vacated Peachtree Corporate Center as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no significant funds recovered as a result of these actions during the three months and nine months ended September 30, 1997 or 1996. As of September 30, 1997, there were no on-going cases.

Current and projected future occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need for any additional financing. See the discussion below regarding the Aetna Life Insurance Company lease at Plainview Triad North.

Interest and other income includes interest income earned from investments made by the Partnership with cash reserves and from funds escrowed for the replacement of the heating, ventilating and air conditioning ("HVAC") system at Peachtree Corporate Center. The decrease in interest and other income for the three months and nine months ended September 30, 1997 as compared to the same period in 1996 is the result of a decrease in cash reserves available for investment.

The increase in operating expenses for the nine months ended September 30, 1997 as compared to the same period in 1996 is due primarily to increased landscaping, snow removal and advertising costs at Plainview Triad North and Plainview Plaza II. The increase is also due to an increase in vacant utilities due to a decrease in average occupancy at Peachtree Corporate Center. The increase in

---------------------------------

operating expenses for the three months ended September 30, 1997 as compared to the same period in 1996 is due primarily to an increase in landscaping expenses at all of the Partnership's properties and an increase in advertising and building maintenance costs at Plainview Plaza II and Plainview Triad North.

The increase in operating expenses - affiliated for the three months and nine months ended September 30, 1997 as compared to the same period in 1996 is a result of increased leasing costs at Peachtree Corporate Center and Plainview Triad North. The increase in leasing costs at Plainview Triad North is primarily a result of the Aetna Life Insurance Company lease situation as discussed below. The increase in operating expenses affiliated is partially offset by a decrease in property management costs at Peachtree Corporate Center and leasing costs at Plainview Plaza II. The increase in operating expenses - affiliated for the three month period is also due to increased property management costs at Plainview Plaza II and Plainview Triad North. Operating expenses-affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The 1997 write-off of unamortized building improvements is the result of the renovations of common area lobbies, corridors and restrooms at Plainview Plaza
II. The write-off represents the cost of previous renovations which had not been fully depreciated.

The decrease in interest expense for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 is due to the fact that the interest rate on the $4,500,000 mortgage payable was lower in 1997 compared to 1996. The interest rate was 6.94% from January to March 1997, 7.39% from April to June 1997 and 7.05% from July to September 1997 compared to 7.65% from January to June 1996 and 7.46% from July to September 1996. The interest rate on this note adjusts quarterly to 60 basis points over the 10-year treasury bill rate. The decrease in interest expense for the three month and nine month periods is also due to a decrease in interest expense on the $2,274,395 mortgage payable as a result of continued principal payments. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes and professional and administrative expenses remained fairly constant for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996.

Professional and administrative expenses - affiliated have decreased for the three and nine months ended September 30, 1997 as compared to the same periods in 1996 as a result of a decrease in salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The decrease in depreciation and amortization expense for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 is the result of a portion of the Partnership's assets (primarily tenant finish improvements) becoming fully depreciated since September 30, 1996. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 3 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $24,500,000.

Liquidity and Capital Resources
-------------------------------

The  Partnership  had cash flow from  operations of $866,558 (1997) and $815,746
(1996) for the nine months ended September 30. The 1996 funds, in conjunction with cash on hand, were used to make a 1% (annualized) distribution of $108,018 in 1996. The annualized distribution rate is calculated as a percent of the initial equity. The limited partners received 100% of these distributions. The Partnership has indefinitely interrupted distributions starting December 31, 1996 (see below for a further discussion). Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of September 30) were $641,263 and $831,896 at September 30, 1997 and 1996, respectively.

As of September 30, 1997, the Partnership had a mortgage payable to an insurance company in the amount of $4,500,000. The mortgage bears a variable interest rate which adjusts quarterly to 60 basis points over the 10-year treasury bill rate. The current rate at September 30, 1997 was 7.05%. Effective October 1, 1997, the interest rate adjusted to 6.68%. The loan is secured by a first mortgage on Plainview Triad North and Peachtree Corporate Center with a second position behind the holder of the permanent mortgage on Plainview Plaza II. The unpaid balance of the loan is due June 1, 2001.

As of September 30, 1997, the Partnership also had a mortgage payable to an insurance company in the amount of $2,274,395. The mortgage bears a fixed interest rate of 9.125%, is due November 1, 1998 and is secured by Plainview Plaza II. The outstanding balance at maturity based on the current rate of amortization will be $2,140,539.

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and other capital additions and are funded by operating activities and cash reserves. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities also include cash which is being escrowed for the replacement of the HVAC system at Peachtree Corporate Center and the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U. S. Government with initial maturities greater than three months to improve the return on its cash reserves. The Partnership intends to hold the securities until maturity. Cash flows provided by investing activities in 1996 are from the maturity of investment securities. Cash flows provided by investing activities in 1997 are from the release of the escrow funds mentioned above. Cash flows used in financing activities include principal payments on the $2.3 million mortgage payable and the repurchase of limited partnership Units. Cash flows used in financing activities in 1996 also included cash distributions and increases in cash reserved for the repurchase of limited partnership Units. Cash flows provided by financing activities represents the utilization of cash which has been reserved by the Partnership for the repurchase of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources.

In the next 12 months, the General Partner expects a demand on future liquidity as a result of 123,849 square feet in leases expiring from October 1, 1997 to September 30, 1998 (Plainview Plaza II - 14,481 square feet, Plainview Triad

-------------------------------------------

North - 70,078 square feet (includes Aetna Life Insurance - see discussion below) and Peachtree Corporate Center - 39,290 square feet). At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. Through September 30, 1997, the Partnership has repurchased a total of 1,530 Units for $318,240. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. As of December 17, 1996, the repurchase of limited partnership Units was indefinitely suspended. See below for further discussion.

The lease for Aetna Life Insurance Company, the largest tenant of Plainview Triad North, occupying nearly 65% of the building, was extended during the second quarter of 1997 from August 1997 to August 1998. There were no tenant finish improvements as a result of this renewal. Aetna accounts for nearly 21% of the NTS-Properties III total revenue. During the third quarter, the Partnership received notice that Aetna will vacate the property at the end of the extended lease term. As a result, there will likely be a protracted period for the property to become fully leased again and substantial funds will likely be needed for leasing expenses especially those needed to refinish space for new tenants. As this time, the amount of such expenses are unknown. The Partnership is actively seeking new tenants for this space.

Accordingly, to conserve funds in anticipation of the loss of Aetna, the repurchase of Limited Partnership Units has been indefinitely interrupted effective December 17, 1996. In addition, distributions were suspended starting December 31, 1996.

As of September 30, 1997, the Partnership had commitments totalling approximately $120,000 for sidewalk improvements and landscaping and exterior building renovations at Plainview Plaza II. Subsequent to September 30, 1997, the Partnership made commitments totalling approximately $200,000 for parking lot resurfacing and site lighting upgrades at Plainview Plaza II. During the fourth quarter of 1997, the Partnership also anticipates additional demands on cash reserves as the exterior renovation of the property is completed. Currently, the remaining project costs are estimated at approximately $100,000. The most significant item included in this amount is building signage which is projected to cost approximately $65,000. All of these projects are part of the Partnership's continued effort to make the Plainview Plaza II property more competitive and enhance its value. These projects will be funded with a combination of cash reserves and cash flow from operating activities.

In the fourth quarter of 1997, the Partnership also anticipates a demand on cash reserves of approximately $90,000 as a result of the lease renewal with NTS Development Company, an affiliate of the General Partner. The renewal extends the lease for five years, through March 2002, and is at a rate of $13.75 per square foot for 20,368 square feet.

The Partnership had no other material commitments for renovations or capital improvements at September 30, 1997.

-------------------------------------------

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the nine months ended September 30, 1997 and 1996. The General Partner did not receive a distribution during these periods. Distributions were funded by cash flow derived from operating activities.



                                                   Cash
                           Net Income          Distributions       Return of
                           Allocated             Declared           Capital
                           ---------             --------           -------

Limited Partners:
       1997                 $ 196,710            $   --             $   --
       1996                 $ 171,143            $108,018           $   --


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

Some of the statements included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as the Partnership "anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

The Partnership's principal activity is the leasing and management of commercial office buildings and a business center. If a major commercial tenant defaults on its lease, the Partnership's ability to make payments due under its debt agreements, payment of operating costs and payment of other partnership expenses

-------------------------------------------

would be directly impacted. A lessee's ability to make payments are subject to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

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

          None

     3.   Defaults upon Senior Securities

          None

     4.   Submission of Matters to a Vote of Security Holders

          None

     5.   Other Information

          None

     6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                Exhibit 27. Financial Data Schedule

          (b)   Reports on Form 8-K

                Form 8-K was filed September 3, 1997 to report that the Partnership has received notice that Aetna Life Insurance, the largest tenant at Plainview Triad North, will vacate at the end of the lease term (August 1998).

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


                                                 NTS-PROPERTIES III
                                                     (Registrant)

                                          BY:    NTS-Properties Associates,
                                                 General Partner,
                                                 BY:   NTS Capital Corporation,
                                                       General Partner


                                                       /s/ John W. Hampton
                                                       -------------------
                                                       John W. Hampton
                                                       Senior Vice President


Date:    November 12, 1997