Form 10-K
period 1997-12-31
NTS PROPERTIES III
filed 1998-03-30
CIK 703667

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

         X     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended    December 31, 1997

                                         OR

     _____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Transition period from_________ to__________

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

Exhibit Index: See Page 40

Total Pages: 43

                                TABLE OF CONTENTS
                                -----------------



                                                                         Pages
                                                                         -----

                                     PART I

Items 1 and 2    Business and Properties                                  3-10
Item 3           Legal Proceedings                                          10
Item 4           Submission of Matters to a Vote
                   of Security Holders                                      10


                                     PART II

Item 5           Market for the Registrant's Limited Partnership
                   Interests and Related Partner Matters                    11
Item 6           Selected Financial Data                                    12
Item 7           Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                            13-22
Item 8           Financial Statements and Supplementary
                   Data                                                  23-34
Item 9           Changes in and Disagreements with
                   Accountants on Accounting and
                   Financial Disclosure                                     35


                                    PART III

Item 10          Directors and Executive Officers of
                   the Registrant                                        36-37
Item 11          Management Remuneration and Transactions                   37
Item 12          Security Ownership of Certain Beneficial
                   Owners and Management                                    38
Item 13          Certain Relationships and Related
                   Transactions                                          38-39


                                     PART IV

Item 14          Exhibits, Financial Statement Schedules
                   and Reports on Form 8-K                               40-42


Signatures                                                                  43

                                     PART I


Items 1. and 2.  Business and Properties
                 -----------------------


General
-------

Some of the statements included in Items 1. and 2., Business and Properties, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward -looking statements that may be made to reflect any future events or circumstances.

NTS-Properties III (the "Partnership") is a limited partnership organized under the laws of the state of Georgia on June 24, 1982. The General Partner is NTS-Properties Associates, a Georgia limited partnership. As of December 31, 1997, the Partnership owned the following properties:

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

Plainview Plaza II is encumbered by a permanent mortgage payable to an insurance company. The outstanding balance at December 31, 1997 was $2,234,603. The mortgage is payable in monthly installments of $32,335 which includes principal, interest and property taxes. The mortgage bears a fixed interest rate of 9.125% and is due November 1, 1998. The outstanding principal balance at maturity based on the current rate of amortization will be $2,140,539. See below for a discussion regarding the Partnership's plans for this mortgage which matures during the next twelve months.

The Partnership's properties are encumbered by a mortgage payable to an insurance company. The loan is secured by a first mortgage on Plainview Triad North and Peachtree Corporate Center with a second mortgage behind the holder of the permanent mortgage on Plainview Plaza II. The outstanding balance at December 31, 1997 was $4,500,000. The mortgage is payable in monthly installments of $25,050 (interest only). As part of the loan agreement, the Partnership was required to place in escrow $6,500 each month during the first five loan years (loan obtained May 1991). The Funds will be released as the heating, ventilating and air conditioning ("HVAC") system and asphalt paving at Peachtree Corporate Center are replaced. The mortgage bears a variable interest rate which adjusts quarterly to 60 basis points over the 10-year treasury bill rate. At no time during the first five loan years did the rate exceed 11.65% or fall below 7.65% per annum in accordance

-------------------

with the terms of the loan. After the fifth loan year, no interest rate floor and/or ceiling applies. The current rate at December 31, 1997 was 6.68%. Effective January 1, 1998, the interest rate adjusted to 6.34%. The unpaid balance of the loan is due June 1, 2001.

Subsequent to December 31, 1997, the Partnership obtained a commitment from an insurance company for permanent financing in the amount of $6,800,000. The mortgage payable will bear interest at a fixed rate of 6.89% and will be secured by a first mortgage on Plainview Plaza II. The repayment of principal will be amortized over 17 years, with monthly payments of principal and interest totaling approximately $56,600. The proceeds of the mortgage will be used to pay off the current $2,234,603 and $4,500,000 mortgages payable and pay loan closing costs. The loan commitment expires April 1, 1998, and the loan is expected to close on or prior to that date.

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant finish improvements as required by lease negotiations at the Partnership's properties. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Tenant finish improvements will be funded by cash flow from operations and/or cash reserves. As of December 31, 1997, the Partnership had the following commitments for tenant finish improvements.

As of December 31, 1997, the Partnership had a commitment of approximately $250,000 for tenant finish improvements at Plainview Plaza II as the result of a new five-year lease for approximately 16,900 square feet. The project is expected to be completed during the first quarter of 1998.

As of December 31, 1997, the Partnership also had a commitment of approximately $58,500 for tenant finish improvements at Peachtree Corporate Center as a result of a lease renewal and expansion by a current tenant. The expansion increases the tenant's current leased space by approximately 2,300 square feet and the renewal extends the lease five years. The project is expected to be completed during the first quarter of 1998.

As of December 31, 1997, the Partnership also had a commitment of approximately $350,000 for tenant finish improvements at Plainview Plaza II as a result of a lease renewal with NTS Development Company, an affiliate of the General Partner. The renewal extends the lease for five years, through March 2002, and is at a rate of $14.50 per square foot for 20,368 square feet. Approximately $192,000 of the $350,000 project was completed during 1997. The project is expected to be completed during the first half of 1998.

On December 21, 1997, a fire occurred at Plainview Plaza II. The fire damage was contained to a small area in one building in the offices of NTS Development Company, an affiliate of the General Partner. The damages are covered 100% by insurance. Therefore, the Partnership will not incur costs related to this incident.

Subsequent to December 31, 1997, the Partnership made a commitment of approximately $18,000 for tenant finish improvements at Plainview Plaza II as a result of a lease renewal and expansion of a current tenant. The expansion increases the tenant's current leased space by approximately 900 square feet and the renewal extends the lease for fourteen months. The project is expected to be completed during the first quarter of 1998.

-------------------

Subsequent to December 31, 1997, the Partnership also made a commitment of approximately $12,000 for tenant finish improvements at Plainview Triad North as a result of a lease renewal and expansion of a current tenant. The expansion increases the tenant's current leased space by approximately 800 square feet and the renewal extends the lease for five years through January 2003. The project is expected to be completed during the first quarter of 1998.

Subsequent to December 31, 1997, the Partnership also made a commitment of approximately $20,000 for tenant finish improvements at Plainview Triad North. Two vacant suites will be renovated in anticipation of future leases. The project is expected to be completed during the first quarter of 1998.

Subsequent to December 31, 1997, the Partnership also made a commitment of approximately $10,000 for tenant finish improvements at Peachtree Corporate Center. These improvements were made to the suite which is occupied by the on-site property manager/leasing agent. The project is expected to be completed during the first quarter of 1998.

The source of funds for the commitments listed above is expected to be cash flow from operations and/or cash reserves.

The Partnership's plans for renovations and other major capital expenditures also include the replacement of the HVAC system at Peachtree Corporate Center. The HVAC system at Peachtree Corporate Center is designed in such a manner that each suite's system is separate in structure; therefore, individual units are replaced only as needed. Effective July 1995, new leases and lease renewals at Peachtree Corporate Center require the tenant to maintain and replace the HVAC system in the leased space beginning one year from the date of occupancy. As of December 31, 1997, approximately 40% of the center's tenants were subject to this lease provision. Through May 1996 the Partnership escrowed cash monthly to fund the HVAC system replacements at Peachtree Corporate Center. During 1997, $15,759 was released from the escrow account. (See the discussion above regarding the repair escrow). The balance in the escrow account at December 31, 1997 was $273,632.

At Plainview Plaza II, the Partnership's renovation of the property is nearing completion. Remaining items to be completed during the first half of 1998 include landscaping, exterior staircase renovation, sidewalk replacements, a handicap restroom, site lighting upgrades and new signage. Currently, the remaining project costs are estimated at approximately $200,000. All of these projects are part of the Partnership's continued effort to make the Plainview Plaza II property more competitive and enhance its value. These projects will be funded with a combination of cash reserves and cash flow from operations.

The Partnership had no other material commitments for renovations and capital improvements at December 31, 1997 than those previously discussed.

The lease for Aetna Life Insurance Company, the largest tenant of Plainview Triad North, occupying nearly 65% of the building, was extended during the second quarter of 1997 from August 1997 to August 1998. There were no tenant finish improvements as a result of this renewal. Aetna accounts for nearly 22% of the NTS-Properties III total revenue. During the third quarter of 1997, the Partnership received notice that Aetna will vacate the property at the end of the extended lease term. The Partnership is currently negotiating a 120 day renewal with the tenant at their request. Any costs associated with this renewal would not be significant. In the opinion of the General Partner of the Partnership, the 120 day extension will be all that can be anticipated. As a result of the expected move-out, there will likely be a protracted period for the property to become fully leased again and substantial funds will likely be needed for leasing expenses especially those needed to refinish space for new tenants. As this time, the amount of such expenses are unknown. The partnership is actively seeking new tenants for this space.

-------------------

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

Plainview Plaza II
------------------

Except as indicated in the table below, base annual rents, which include the cost of utilities, currently range from $11.88 to $15.85 per square foot. The average base annual rental as of December 31, 1997 was approximately $14.22 per square foot. Office space is ordinarily leased for between one to five years with the majority of current leases providing for five year terms (1). Current leases terminate between 1998 and 2005. One lease provides for three, one-year renewal options at a rate which is negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. As of December 31, 1997, there were 9 tenants leasing office space aggregating approximately 97,000 square feet of rentable area. The tenants who occupy Plainview Plaza II are professional service-oriented organizations. The principal occupations/professions practiced include real estate, architecture, a payroll processing center, a data processing center and management offices for a regional grocery chain. Two tenants lease more than 10% of Plainview Plaza II's rentable area: The Kroger Company (46.5%) and NTS Development Company, an
affiliate of the General Partner (17.7%). The lease terms between the Partnership and NTS Development Company are on terms no less favorable than those which could be obtained from an unaffiliated third party. The occupancy levels as of December 31 were 84% (1997),89% (1996), 82% (1995), 88% (1994) and
83% (1993).

(1) Excluding The Kroger Company lease. The current lease term is for a period of eight years and four months. The Kroger Company has been a tenant of Plainview Plaza II since 1979.




                              (Continued next page)

------------------------------

The following table contains approximate data concerning the leases in effect on December 31, 1997.


Major Tenants:

                                                      Current Base
                                  Sq. Ft. and         Annual Rental
                                    % of Net         and % of Gross
                       Year of      Rentable           Base Annual      Renewal
      Name           Expiration       Area               Rental         Options
      ----           ----------       ----               ------         -------

NTS Development
 Company                2002     20,368 (17.7%)    $295,932 (24.9%)      None
The Kroger Company      2005     53,435 (46.5%)    $566,928 (47.7%)(1)   None


(1) The Kroger Company lease provides that they pay their own electricity and cleaning costs and thus the base rent is below $11.88 per square foot.

Other Tenants:

                                                  Current Base
                                Sq. Ft. and       Annual Rental
                                  % of Net       and % of Gross
      No. of        Year of       Rentable         Base Annual      Renewal
      Tenants     Expiration        Area             Rental         Options
      -------     ----------        ----             ------         -------

         3           1998       6,792  (5.9%)   $ 83,328  (7.0%)     None
         1           1999       1,154  (1.0%)   $ 17,808  (1.5%)   Right of
                                                                  1st Refusal
         2           2000       9,462  (8.3%)   $139,848 (11.8%)   3-1 Year
        None         2001            - -              - -            - -
         1           2002       5,880  (5.1%)   $ 83,784  (7.1%)     None


Plainview Triad North
---------------------

Base annual rentals, which include the cost of utilities, currently range from $12.65 to $14.48 per square foot. The average base rental as of December 31, 1997 was approximately $13.38 per square foot. Office space is ordinarily leased for one to five years with the majority of current leases providing for one year terms. Current leases terminate between 1998 and 2002. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. As of December 31, 1997, there were 8 tenants leasing office space aggregating approximately 76,900 square feet of rentable area. The tenants who occupy Plainview Triad North are
professional       serviceoriented       organizations.       The      principal
occupations/professions practiced include insurance, healthcare, mortgage broker and sales. One tenant leases more than 10% of Plainview Triad North's rentable area: Aetna Life Insurance Company (64.5%). The occupancy levels at the office building as of December 31 were 86% (1997), 91% (1996), 93% (1995), 95% (1994)
and 91% (1993).

The following table contains approximate data concerning the leases in effect on December 31, 1997:

Major Tenant:

                                                      Current Base
                                     Sq. Ft. and      Annual Rental
                                      % of Net       and % of Gross
                         Year of      Rentable         Base Annual     Renewal
       Name            Expiration       Area             Rental        Options
       ----            ----------       ----             ------        -------
    Aetna Life
 Insurance Company        1998     57,848 (64.5%)   $775,164 (75.3%)     None

---------------------------------

Other Tenants:

                                                    Current Base
                                  Sq. Ft. and       Annual Rental
                                     % of Net      and % of Gross
       No. of        Year of        Rentable         Base Annual      Renewal
      Tenants       Expiration        Area             Rental         Options
      -------       ----------        ----             ------         -------

         5             1998      15,668 (17.5%)   $206,513 (20.1%)      None
         1             1999       1,088  (1.2%)   $ 13,800  (1.3%)      None
        None           2000            - -               - -             - -
        None           2001            - -               - -             - -
         1             2002       2,328  (2.6%)   $ 33,720  (3.3%)      None

Peachtree Corporate Center
--------------------------

Base annual rentals, which exclude the cost of utilities, currently range from $7.17 to $12.48 per square foot for office space, $3.71 to $6.72 per square foot for warehouse space and $3.41 per square foot for mezzanine storage space. The average base annual rental for all space leased as of December 31, 1997 was $6.41 per square foot. Office, warehouse and/or mezzanine storage space is ordinarily leased for between two and six years with the majority of current leases providing for three year terms. Current leases terminate between 1998 and 2003. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance and real estate taxes. As of December 31, 1997, there were 48 tenants leasing office, warehouse and storage space aggregating approximately 161,200(1) square feet of rentable area, none of which leased more than 10% of the business park's rentable area. The tenants who occupy Peachtree Corporate Center are professional service-oriented organizations. The principal occupation/profession practiced is sales-related services. The occupancy levels at the business park as of December 31 were 86%
(1997), 85% (1996), 89% (1995), 80% (1994) and 82% (1993).

(1) Excludes approximately 3,300 square feet which is occupied by the business park's property management and leasing staff.

The following table contains approximate data concerning the leases in effect on December 31, 1997:
                                                 Current Base
                                Sq. Ft. and      Annual Rental
                                  % of Net      and % of Gross
      No. of       Year of       Rentable         Base Annual      Renewal
      Tenants     Expiration       Area (2)         Rental         Options
      -------    -----------  --------------   ----------------   ---------

        15           1998     37,274 (19.3%)   $233,892 (22.7%)      None
        12           1999     53,402 (29.8%)   $342,790 (33.3%)      None
        18           2000     63,001 (32.9%)   $407,400 (39.3%)      None
         2           2001      3,900  (2.0%)   $ 21,840  (2.1%)      None
       None          2002           - -               - -             - -
         1           2003      3,160  (1.7%)   $ 26,532  (2.6%)      None

(2) Rentable area includes only ground floor square feet (office and warehouse space).


General
-------

Additional operating data regarding the Partnership's properties is furnished in the following table.

                                                                     Peachtree
                           Plainview            Plainview            Corporate
                            Plaza II          Triad North             Center
                            --------          -----------             ------
Federal tax basis        $ 8,783,270          $ 6,988,441          $ 9,583,875

Realty tax rate          $    .01118          $    .01118          $    .03445

Annual realty taxes      $    61,904          $    48,093          $    96,355

-------------------

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 3 - 30 years for amenities. The estimated realty taxes on all planned renovations would not be material.

See Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7.) for explanations regarding the fluctuations of income and occupancy at the Partnership's properties.

Competition
-----------

The Partnership's properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 1997, there are no properties under construction in the respective vicinities in which the properties are located. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties
------------------------

NTS Development Company, an affiliate of NTS Properties Associates, the General Partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a General Partner of NTS Properties
Associates. Under the agreement, the Property Manager establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, the Property Manager received $168,006 for the year ended December 31, 1997. The fee is equal to 5% of gross revenues from the Partnership's properties.

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

The term of the Management Agreement between NTS Development Company and the Partnership was for an initial term of five years, and thereafter for succeeding one-year periods, unless canceled. The Agreement is subject to cancellation by either party upon sixty days written notice. As of December 31, 1997, the Management Agreement is still in effect.

Conflict of Interest
--------------------

Because the principals of the General Partner and/or its affiliates own and/or operate real estate properties other than those owned by the Partnership that are or could be in competition with the Partnership, potential conflicts of interest exist. Because the Partnership was organized and is operated by the General Partner, these conflicts are not resolved through arm's length negotiations but through the exercise of the General Partner's good judgment consistent with its fiduciary responsibility to the Limited Partners and the Partnership's investment objectives and policies. The General Partner is accountable to the Limited Partners as a fiduciary and consequently must exercise good faith and integrity in handling the Partnership's affairs. A provision has been made in the Partnership Agreement that the General Partner will not be liable to the Partnership except for acts or omissions performed or omitted fraudulently in bad faith or with negligence. In addition, the Partnership Agreement provides for indemnification of the General Partner by the Partnership for liability resulting from errors in judgment or certain acts or omissions. With respect to these potential conflicts of interest, the General Partner and its affiliates retain a free right to compete with the Partnership's properties including the right to develop competing properties now and in the future, in addition to those existing properties which may compete directly or indirectly.

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


Item 3.  Legal Proceedings
         -----------------

None.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.

                                     PART II

Item 5.      Market for Registrant's Limited Partnership Interests and Related
             -----------------------------------------------------------------
             Partner Matters
             ---------------

The Partnership had 1,051 limited partners as of March 6, 1998. There is no established trading market for the limited partnership interests, nor is one likely to develop.

Cash distributions and allocations of net income (loss) are made as described in
Note 1C to the Partnership's 1997 financial statements. Annual distributions totaling $7.50 (1996) and $10.00 (1995) were paid per limited partnership unit. No distribution was made during 1997. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and required cash reserves, as determined by the General Partner, for future leasing costs, tenant finish costs and capital improvements. Distributions were paid quarterly as follows:


                           1997                1996                 1995
                          ------              ------               -----

First quarter            $  --              $  2.50              $  2.50
Second quarter              --                 2.50                 2.50
Third quarter               --                 2.50                 2.50
Fourth quarter              --                  --                  2.50
                          ------              ------              ------

                         $  --              $  7.50              $ 10.00
                          ======             =======              ======

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1997, 1996 and 1995. The General Partner did not receive a distribution during these years. Distributions were funded by cash flow derived from operating activities.



                         Net Incom                 Cash
                           (Loss)             Distributions          Return of
                         Allocated               Declared             Capital
                         ---------               --------             -------

Limited Partners:
       1997              $ 239,206              $   --               $   --
       1996                284,097                108,018                --
       1995               (86,496)                154,125             154,125



Item 6.  Selected Financial Data
         -----------------------

For the years ended December 31, 1997, 1996, 1995, 1994 and 1993.

                                                     1997            1996            1995             1994           1993
                                                 ------------    ------------    ------------    ------------    ------------
Total revenues                                   $  3,426,290    $  3,265,631    $  3,073,103    $  2,960,275    $  2,830,574

Total expenses                                     (3,291,720)     (3,076,384)     (3,262,493)     (3,157,866)     (3,149,056)
                                                 ------------    ------------    ------------    ------------    ------------

Net income (loss)                                $    134,570    $    189,247    $   (189,390)   $   (197,591)   $   (318,482)
                                                 ============    ============    ============    ============    ============

Net income(loss)
 allocated to:
 General Partner                                 $   (104,636)   $    (94,850)   $   (102,894)   $   (100,529)   $   (103,802)
 Limited partners                                $    239,206    $    284,097    $    (86,496)   $    (97,062)   $   (214,680)

Net income (loss) per
 limited partnership                             $      17.00    $      19.70    $      (5.58)   $      (6.22)   $     (13.76)
 unit

Weighted average number
 of limited partnership
 units                                                 14,072          14,418          15,495          15,600          15,600

Cumulative net income (loss) allocated to:
  General Partner                                $ (2,395,121)   $ (2,290,485)   $ (2,195,635)   $ (2,092,741)   $ (1,992,212)
  Limited partners                               $     74,801    $   (164,405)   $   (448,502)   $   (362,006)   $   (264,944)

Cumulative taxable income (loss) allocated to:
  General Partner                                $ (2,737,694)   $ (2,845,410)   $ (2,696,785)   $ (2,545,416)   $ (2,390,433)
  Limited partners                               $   (851,088)   $   (682,815)   $   (928,736)   $   (926,612)   $   (719,138)

Distributions declared:
 General Partner                                 $         --    $         --    $         --    $         --    $         --
 Limited partners                                $         --    $    108,018    $    154,125    $     39,000    $         --

Cumulative distributions
 declared:
  General Partners                               $    206,985    $    206,985    $    206,985    $    206,985    $    206,985
  Limited partner                                $ 11,349,845    $ 11,349,845    $ 11,241,827    $ 11,087,702    $ 11,048,702

At year end:
 Land, buildings and
  amenities, net                                 $  9,789,485    $  8,850,783    $  9,585,286    $ 10,242,936    $ 10,783,103

Total assets                                     $ 11,122,316    $ 10,975,886    $ 11,120,854    $ 11,862,286    $ 12,011,140

Mortgages Payable                                $  6,734,603    $  6,859,637    $  6,964,619    $  7,060,749    $  7,148,009


The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

Item 7.      Management's Discussion and Analysis of Financial Condition and
             ---------------------------------------------------------------
             Results of Operations
             ---------------------

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of December 31 were as follows:


                                      1997             1996             1995
                                      ----             ----             ----
     Plainview Plaza II                84%              89%              82%

     Plainview Triad North             86%              91%              93%

     Peachtree Corporate Center        86%              85%              89%

The rental and other income generated by the Partnership's properties for the years ended December 31 were as follows:



                                      1997           1996           1995
                                      ----           ----           ----
     Plainview Plaza II            $1,244,744     $1,091,826     $1,098,934

     Plainview Triad North         $1,057,964     $1,017,816     $  953,799

     Peachtree Corporate Center    $1,088,708     $1,108,933     $  986,828

Plainview Plaza II's year-ending occupancy decreased 5% from 1996 to 1997 as a result of three tenants, who had occupied approximately 4,300 square feet, vacating at the end of their lease term, and a decrease in square footage (approximately 2,800 square feet) by NTS Development Company, an affiliate of the General Partner. NTS Development Company consolidated its leased space so the Partnership could accommodate an expansion by a current tenant. These decreases are partially offset by an approximate 3,200 square foot expansion of a current tenant. Average occupancy at Plainview Plaza II increased from 84% in 1996 to 88% in 1997. The increase in rental and other income at Plainview Plaza II from 1996 to 1997 is due primarily to the increase in average occupancy and increased rental rates for lease renewals during the year.

As of December 31, 1997, Plainview Plaza II had approximately 16,900 square feet of additional space leased to a new tenant. The tenant took occupancy in the first quarter of 1998. Subsequent to December 31, 1997, one expansion lease for approximately 900 square feet was signed at Plainview Plaza II. The tenant took occupancy during the first quarter of 1998. With the new lease and expansion, Plainview Plaza II's occupancy should improve to 100% during the first quarter of 1998. See the Liquidity and Capital Resources section of this item for the tenant finish commitments relating to these leases.

Plainview Plaza II's year-ending occupancy increased 7% from 1995 to 1996 as a result of four new leases totaling approximately 9,200 square feet. Of this total, approximately 5,400 square feet represents an expansion and lease renewal by the Kroger Company, a major tenant at Plainview Plaza II. The renewal extends the lease to January 31, 2005. Average occupancy at Plainview Plaza II decreased from 85% in 1995 to 84% in 1996. The decrease in rental and other income at Plainview Plaza II from 1995 to 1996 is due to the decrease in average occupancy during the year.

---------------------------------

Plainview Triad North's year-ending occupancy decreased 5% from 1996 to 1997 as the result of a tenant, who occupied approximately 4,900 square feet, vacating prior to the end of the lease term, but is continuing to pay rent through the end of the lease term (May 1998). The decrease in occupancy is partially offset by the expansion (approximately 700 square feet) of a current tenant. Average occupancy decreased from 93% in 1996 to 90% in 1997. The increase in rental and other income at Plainview Triad North from 1996 to 1997 is due to the increase of rental rates for lease renewals and a decrease in the provision for doubtful accounts during the year.

Plainview Triad North's year-ending occupancy decreased 2% from 1995 to 1996 as a result of the move-out of one tenant (occupied approximately 3,400 square feet) at the end of the lease term. Partially offsetting the move-out is a new lease totaling approximately 1,100 square feet. Average occupancy decreased from 94% in 1995 to 93% in 1996. Rental and other income increased from 1995 to 1996 due to an increase in rental rates for lease renewals and a decrease in the provision for doubtful accounts.

Peachtree Corporate Center's year-ending occupancy increased 1% from 1996 to 1997 as the result of seven new leases totaling approximately 17,600 square feet. Of this total, approximately 9,000 square feet represent expansions by three current tenants. Partially offsetting the new leases are six tenant move-outs totaling approximately 16,600 square feet. Approximately 11,600 square feet of this total represents four tenants who vacated at the end of the lease term. The remaining 5,000 square feet of the total move-outs is the result of one tenant (3,200 square feet) who exercised a termination option and one tenant (1,800 square feet) who vacated and ceased making rental payments in breach of the lease terms due principally to bankruptcy. Average occupancy decreased from 93% in 1996 to 86% in 1997. The decrease in rental and other income is due primarily to the decrease in average occupancy during the year.

As of December 31, 1997, Peachtree Corporate Center has 2,300 square feet of additional space leased to a current tenant. The tenant took occupancy during February 1998. Peachtree Corporate Center also had 1,200 square feet leased to a new tenant at December 31, 1997. The tenant took occupancy during March 1998. With the new leases, Peachtree Corporate Center's occupancy should improve to 88% during the first quarter of 1998. There are no material commitments relating to the new lease. See the Liquidity and Capital Resources section of this item for the tenant finish commitment relating to the expansion lease.

Peachtree Corporate Center's year-ending occupancy decreased 4% from 1995 to 1996 as a result of move-outs by ten tenants who had occupied approximately 27,100 square feet and the downsizing of one tenant by 1,200 square feet. Approximately 12,400 square feet of the total move-outs represent four tenants who vacated and ceased making rental payments in breach of the lease terms due principally to bankruptcy. There was no accrued income associated with these leases. Approximately 14,700 square feet of the total move-outs are the result of six tenants who vacated at the end of the lease term. Partially offsetting the move-outs and downsizing are seven new leases totaling approximately 21,000 square feet, of which approximately 6,000 square feet represents expansions by two current tenants. Average occupancy at Peachtree Corporate Center increased from 89% in 1995 to 93% in 1996. Rental and other income at Peachtree Corporate Center increased from 1995 to 1996 as a result of an increase in average occupancy and a decrease in the provision for doubtful accounts.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In the case of tenants who vacated Peachtree Corporate Center as a result

--------------------------------

of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no significant funds recovered as a result of these actions during 1997 or 1996. Approximately $5,500 was recovered during 1995. As of December 31, 1997, there were no on-going cases.

Current and projected future occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need for any additional financing. See the discussion below regarding the Aetna Life Insurance Company lease at Plainview Triad North.

Interest and other income includes interest income earned from short-term investments made by the Partnership with cash reserves and from funds escrowed for the replacement of the heating, ventilating and air conditioning ("HVAC") system and asphalt paving at Peachtree Corporate Center. The decrease in interest income from 1996 to 1997 is a result of a decrease in cash reserves available for investment and a decrease in interest earned on the Escrow Funds. The increase in interest income from 1995 to 1996 is a result of an increase in interest earned on the Escrow Funds and an increase in cash reserves available for investment.

Operating expenses increased from 1996 to 1997 as the result of increased landscaping and advertising costs at Plainview Plaza II and Plainview Triad North, an increase in HVAC repair and replacement costs at Plainview Plaza II and Peachtree Corporate Center, and increased utility costs at Plainview Plaza II.

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

The increase in operating expenses - affiliated from 1996 to 1997 is a result of increased leasing costs at Plainview Triad North and Peachtree Corporate Center and an increase in property management costs at Plainview Triad North. The increase in leasing costs at Plainview Triad North is primarily a result of the Aetna Life Insurance Company lease situation as discussed below. The increase in operating expenses - affiliated is partially offset by a decrease in property management costs at Peachtree Corporate Center. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The decrease in operating expenses - affiliated from 1995 to 1996 is a result of decreased property management costs at all of the Partnership's properties and a decrease in leasing costs at Peachtree Corporate Center. The decrease is partially offset by an increase in leasing costs at Plainview Triad North and Plainview Plaza II.

The 1997 write-off of unamortized building, land and tenant improvements can be attributed to Plainview Plaza II. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. In order to complete the renovation, it is sometimes necessary to replace improvements which have not been fully depreciated. This results in a write-off of unamortized tenant improvements. The write-off of unamortized building improvements at Plainview Plaza II is the result of the renovations of the common area lobbies, corridors and restrooms. The write-off of unamortized land

---------------------------------

improvements at Plainview Plaza II is the result of renovations of the sidewalks and landscaping during the year. The write-off of unamortized building and land represents the cost of previous assets which had not been fully depreciated.

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

The increase in the amortization of capitalized leasing costs from 1996 to 1997 is a result of a special tenant allowance paid to The Kroger Company in October 1996. The change in the amortization of capitalized leasing costs from 1995 to 1996 was not significant.

The decrease in interest expense from 1996 to 1997 is due to the fact that the interest rate on the $4,500,000 mortgage payable was lower in 1997 compared to 1996. The interest rate was 7.65% from January to June 1996, 7.46% from July to September 1996, and 7.33% from October to December 1996 versus 6.94% from January to March 1997, 7.39% from April to June 1997, 7.05% from July to September 1997, and 6.68% from October to December 1997. The interest rate on this note adjusts quarterly to 60 basis points over the 10-year treasury bill rate. The decrease in interest expenses is also due to a decrease in interest expense on the $2,234,603 mortgage payable as a result of continued principal payments. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

The decrease in interest expense from 1995 to 1996 is due to the fact that the interest rate on the $4,500,000 mortgage payable was lower in 1996 compared to 1995. The interest rate was 8.41% from January to March 1995, 7.76% from April to September 1995, and 7.65% from October to December 1995 versus 7.65% from January to June 1996, 7.46% from July to September 1996, and 7.33% from October to December 1996. The decrease in interest expense is also due to a decrease in interest expense on the $2,359,637 (balance as of December 31, 1996) mortgage payable as a result of continued principal payments.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between years will differ from the fluctuations of management fee expense.

The decrease in real estate taxes from 1996 to 1997 and from 1995 to 1996 is a result of a decrease in the tax rates at all of the Partnership's properties.

Professional and administrative expenses remained fairly constant from 1996 to 1997.

The increase in professional and administrative expenses from 1995 to 1996 is due primarily to an increase in outside legal fees which relate to the Partnership's Interest Repurchase Program and an increase in outside accounting fees.

---------------------------------

The decrease in professional and administrative expenses - affiliated from 1996 to 1997 is due primarily to a decrease in salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The change in professional and administrative expenses - affiliated from 1995 to 1996 was not significant.

The decrease in depreciation and amortization from 1996 to 1997 is due to the fact that a portion of the Partnership's assets (primarily tenant finish improvements) have become fully depreciated since December 31, 1996. The decrease in depreciation and amortization is partially offset by assets being placed in service since December 31, 1996. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 3 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $25,400,000.

The decrease in depreciation and amortization from 1995 to 1996 is due to the fact that a portion of the Partnership's assets (primarily tenant finish improvements) have become fully depreciated since December 31, 1995.


Liquidity and Capital Resources
-------------------------------

The  Partnership had cash flow from  operations of $1,075,282  (1997),  $947,953
(1996) and $1,055,054 (1995). These funds, in conjunction with cash on hand, were used to make a .75% (annualized) distribution of $108,018 in 1996 and a 1% (annualized) distribution of $154,125 in 1995. The annualized distribution rate is calculated as a percent of the initial equity. The limited partners received 100% of these distributions. The Partnership has indefinitely interrupted distributions starting December 31, 1996. See below for a further discussion. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of December 31) were $368,531, $571,683 and $729,939 at December 31, 1997, 1996 and 1995,
respectively.

As of December 31, 1997 the Partnership had a mortgage payable to an insurance company in the amount of $4,500,000. The mortgage bears a variable interest rate which adjusts quarterly to 60 basis points over the 10-year treasury bill rate. At no time during the first five loan years (loan obtained May 1991) did the rate exceed 11.65 % or fall below 7.65% per annum in accordance with the terms of the loan. After the fifth loan year, no interest rate floor and/or ceiling applies. The current rate at December 31, 1997 was 6.68%. Effective January 1, 1998, the interest rate adjusted to 6.34%. The loan is secured by a first mortgage on Plainview Triad North and Peachtree Corporate Center with a second position behind the holder of the permanent mortgage on Plainview Plaza II. The unpaid balance of the loan is due June 1, 2001.

As of December 31, 1997, the Partnership also had a mortgage payable to an insurance company in the amount of $2,234,603. The mortgage bears a fixed interest rate of 9.125% and is due November 1, 1998. The outstanding balance at maturity based on the current rate of amortization will be $2,140,539.

Subsequent to December 31, 1997, the Partnership obtained a commitment from an insurance company for permanent financing in the amount of $6,800,000. The mortgage payable will bear interest at a fixed rate of 6.89% and will be secured by a first mortgage on Plainview Plaza II. The repayment of principal will be amortized over 17 years, with monthly payments of principal and interest totaling approximately $56,650. The proceeds of the

-------------------------------------------

mortgage will be used to pay off the current $2,234,603 and $4,500,000 mortgages payable and pay loan closing costs. The loan commitment expires April 1, 1998 and the loan is expected to close on or prior to that date.

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and other capital additions and are funded by operating activities. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities also include cash which is being escrowed for the replacement of the HVAC system and asphalt paving at Peachtree Corporate Center and purchases of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its excess cash. The Partnership held the securities until maturity. Cash flows provided by investing activities are from the release of the escrow funds mentioned above and the maturity of investment securities. Cash flows used in financing activities include cash distributions, principal payments on the $2.2 million mortgage payable and repurchases of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources.

In the next 12 months, the General Partner expects a demand on future liquidity as a result of 117,583 square feet in leases expiring during 1998 (Plainview Plaza II - 6,792 square feet, Plainview Triad North - 73,517 square feet and Peachtree Corporate Center - 37,274 square feet). The majority of the square feet in leases which expire in 1998 relate to a single tenant (Aetna Life Insurance Company) at Plainview Triad North. See below for a discussion regarding the lease for this tenant. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. As of December 31, 1997, the Partnership had the following material commitments for tenant finish improvements.

As of December 31, 1997, the Partnership had a commitment of approximately $250,000 for tenant finish improvements at Plainview Plaza II as the result of a new five-year lease for approximately 16,900 square feet. The project is expected to be complete during the first quarter of 1998.

As of December 31, 1997, the Partnership also had a commitment of approximately $58,500 for tenant finish improvements at Peachtree Corporate Center as a result of a lease renewal and expansion by a current tenant. The expansion increases the tenant's current leased space by approximately 2,300 square feet and the renewal extends the lease five years. The project is expected to be completed during the first quarter of 1998.

As of December 31, 1997, the Partnership also had a commitment of approximately $350,000 for tenant finish improvements at Plainview Plaza II as a result of a lease renewal with NTS Development Company, an affiliate of the General Partner. The renewal extends the lease five years, through March 2002, and is at a rate of $14.50 per square foot for 20,368 square feet. Approximately $192,000 of the $350,000 project was completed during 1997. The project is expected to be completed during the first half of 1998.

-------------------------------------------

The source of funds for the commitments listed above is expected to be cash flow from operations and/or cash reserves.

On December 21, 1997, a fire occurred at Plainview Plaza II. The fire damage was contained to a small area in one building in the offices of NTS Development Company, an affiliate of the General Partner. The damages are covered 100% by insurance. Therefore, the Partnership will not incur costs related to this incident.

At Plainview Plaza II, the Partnership's renovation of the property is nearing completion. Remaining items to be completed during the first half of 1998 include landscaping, exterior staircase renovation, sidewalk replacements, a handicap restroom, site lighting upgrades and new signage. Currently, the remaining project costs are estimated at approximately $200,000. All of these projects are part of the Partnership's continued effort to make the Plainview Plaza II property more competitive and enhance its value. These projects will be funded with a combination of cash reserves and cash flow from operations.

During 1995, the Partnership established an Interest Repurchase Reserve in the amount of $156,000 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. With these funds, the Partnership was able to repurchase 750 Units at a price of $208 per Unit. During 1996, the Partnership elected to fund an additional $243,700 to its Interest Repurchase Reserve ($100,000 on January 3 and $143,700 on May 24). With these 1996 fundings, the Partnership will be able to repurchase an additional 1,170 Units at a price of $208 per Unit. As of December 31, 1997, the Partnership had repurchased a total of 1,530 Units for $318,240. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. As of December 17, 1996, the repurchase of limited partnership Units was suspended. Upon the suspension of repurchases, previously designated funds were returned to unrestricted cash reserves. See below for further discussion.

The lease for Aetna Life Insurance Company, the largest tenant of Plainview Triad North, occupying nearly 65% of the building, was extended during the second quarter of 1997 from August 1997 to August 1998. There were no tenant finish improvements as a result of this renewal. Aetna accounts for nearly 22% of the NTS-Properties III total revenue. During the third quarter of 1997, the Partnership received notice that Aetna will vacate the property at the end of the extended lease term. The Partnership is currently negotiating a 120 day renewal with the tenant at their request. Any costs associated with this renewal would not be significant. In the opinion of the General Partner of the Partnership, the 120 day extension will be all that can be anticipated. As a result of the expected move-out, there will likely be a protracted period for the property to become fully leased again and substantial funds will likely be needed for leasing expenses especially those needed to refinish space for new tenants. As this time, the amount of such expenses are unknown. The Partnership is actively seeking new tenants for this space.

Accordingly,   to  conserve  funds  in   anticipation  of  the  loss  of  Aetna,
distributions were suspended starting December 31, 1996.

Subsequent to December 31, 1997, the Partnership elected to resume the Interest Repurchase Program and fund $50,000 to its Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase up to 200 additional Units at a price of $250 per Unit. If the number of Units submitted for repurchase exceeds that which can be repurchased by the Partnership with the current funding, those additional Units may be repurchased in subsequent quarters as cash flow availability permits. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Unit. The Partnership notified the limited partners of this action and opportunity by mail during January 1998.

-------------------------------------------

Subsequent to December 31, 1997, the Partnership made a commitment of approximately $18,200 for tenant finish improvements at Plainview Plaza II as a result of a lease renewal and expansion of a current tenant. The expansion increases the tenant's current leased space by approximately 900 square feet and the renewal extends the lease for fourteen months. The project is expected to be completed during the first quarter of 1998.

Subsequent to December 31, 1997, the Partnership also made a commitment of approximately $12,000 for tenant finish improvements at Plainview Triad North as a result of a lease renewal and expansion of a current tenant. The expansion increases the tenant's current leased space by approximately 800 square feet and the renewal extends the lease for five years through January 2003. The project is expected to be completed during the first quarter of 1998.

Subsequent to December 31, 1997, the Partnership made a commitment of approximately $20,000 for tenant finish improvements at Plainview Triad North. Two vacant suites will be renovated in anticipation of future leases. The project is expected to be completed during the first quarter of 1998.

Subsequent  to  December  31,  1997,  the  Partnership   made  a  commitment  of
approximately $10,000 for tenant finish improvements at Peachtree Corporate Center. These improvements were made to the suite which is occupied by the on-site property manager/leasing agent. The project is expected to be completed during the first quarter of 1998.

During 1998, the Partnership plans to replace the roof on one of the three buildings at Plainview Plaza II. This project is expected to be completed by the end of 1998.

During 1998, the Partnership also plans to explore the possibilities of a common area and exterior building renovation at Plainview Triad North. These renovations would be designed to make the property more competitive and enhance its value.

The source of funds for the commitments listed above is expected to be cash flow from operations and/or cash reserves. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

The Partnership has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue, a worldwide issue, is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failures or miscalculations. The Partnership presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the
Partnership's computer systems. The Partnership continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Partnership does not expect the costs associated with the resolution of the Year 2000 Issue to have a material effect on its financial position or results of operations. The associated costs will be funded by cash flow from operations or cash reserves. The amount expensed in 1997 was immaterial.

-------------------------------------------

The Partnership had no other material commitments for renovations or capital improvements as of December 31, 1997.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1997, 1996 and 1995. The General Partner did not receive a distribution during these years. Distributions were funded by cash flow derived from operating activities.


                           Net Income           Cash
                             (Loss)        Distributions     Return of
                            Allocated         Declared        Capital
                            ---------         --------        -------

     Limited Partners:
           1997             $ 239,206       $    --         $    --
           1996               284,097         108,018            --
           1995               (86,496)        154,125         154,125

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

-------------------------------------------

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

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



To NTS-Properties III:

We have  audited  the  accompanying  balance  sheets of  NTS-Properties  III, (a
Georgia limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties III as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on pages 41 and 42 are presented for purposes of complying with the Securities and Exchange
Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                                 ARTHUR ANDERSEN LLP


Louisville, Kentucky
March 6, 1998


                               NTS-PROPERTIES III

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1997 AND 1996





                                                        1997            1996
                                                     -----------     -----------
ASSETS

Cash and equivalents                                 $   266,940     $   571,683
Cash and equivalents - restricted                        284,599         401,090
Investment securities                                    101,591           --
Accounts receivable, net of allowance
 for doubtful accounts of $42,035 (1997)
 and $81,980 (1996)                                      269,922         198,970
Land, buildings and amenities, net                     9,789,485       8,850,783
Construction in progress                                  39,477         577,233
Other assets                                             370,302         376,127
                                                     -----------     -----------

  Total assets                                       $11,122,316     $10,975,886
                                                     ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                                    $ 6,734,603     $ 6,859,637
Accounts payable - operations                             36,773          97,702
Accounts payable - construction                          102,655          54,070
Security deposits                                        103,816          92,934
Other liabilities                                        155,179          11,415
                                                     -----------     -----------

                                                       7,133,026       7,115,758

Commitments and Contingencies

Partners' equity                                       3,989,290       3,860,128
                                                     -----------     -----------

                                                     $11,122,316     $10,975,886
                                                     ===========     ===========


The accompanying notes to financial statements are an integral part of these statements.


                               NTS-PROPERTIES III

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                1997         1996           1995
                                            -----------   -----------   -----------

Revenues:
 Rental income, net of provision for
  doubtful accounts of $28,661 (1997),
  $53,043 (1996) and $68,680 (1995)         $ 3,090,978   $ 2,898,415   $ 2,717,965
 Rental income - affiliated                     295,031       314,499       312,660
 Interest and other income                       40,281        52,717        42,478
                                            -----------   -----------   -----------

                                              3,426,290     3,265,631     3,073,103
Expenses:
 Operating expenses                             794,637       699,602       669,302
 Operating expenses - affiliated                440,458       313,956       337,133
 Write-off of unamortized building, land
  and tenant improvements                        86,406          --          56,693
 Amortization of capitalized leasing
  costs                                          24,423         9,707         4,667
 Interest Expense                               524,901       558,878       583,034
 Management fees                                168,006       158,463       161,638
 Real estate taxes                              206,603       210,797       216,225
 Professional and administrative
  expenses                                       60,604        64,251        56,384
 Professional and administrative
  expenses - affiliated                         133,969       145,814       141,552
 Depreciation and amortization                  851,713       914,916     1,035,865
                                            -----------   -----------   -----------

                                              3,291,720     3,076,384     3,262,493
                                            -----------   -----------   -----------

Net income (loss)                           $   134,570   $   189,247   $  (189,390)
                                            ===========   ===========   ===========

Net income (loss) allocated to the
limited partners                            $   239,206   $   284,097   $   (86,496)
                                            ===========   ===========   ===========

Net income (loss) per limited partnership
 unit                                       $     17.00   $     19.70   $     (5.58)
                                            ===========   ===========   ===========

Weighted average number of limited
 partnership units                               14,072        14,418        15,495
                                            ===========   ===========   ===========

The accompanying notes to financial statements are an integral part of these statements.


                               NTS-PROPERTIES III

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                        Limited        General
                                       Partners       Partners         Total
                                      -----------    -----------    -----------

Balances at December 31, 1994         $ 4,150,292    $   284,954    $ 4,435,246

 Net loss                                 (86,496)      (102,894)      (189,390)

 Distributions declared                  (154,125)         --          (154,125)

 Repurchase of limited partnership
  units                                  (156,000)         --          (156,000)
                                      -----------    -----------    -----------

Balance at December 31, 1995            3,753,671        182,060      3,935,731

 Net income(loss)                         284,097        (94,850)       189,24

 Distributions declared                  (108,018)         --          (108,018)

 Repurchase of limited partnership
  units                                  (156,832)         --          (156,832)
                                      -----------    -----------    -----------

Balances at December 31, 1996           3,772,918         87,210      3,860,128

 Net income (loss)                        239,206       (104,636)       134,570

 Repurchase of limited partnership
  units                                    (5,408)         --            (5,408)
                                      -----------    -----------    -----------

Balances at December 31, 1997         $ 4,006,716    $   (17,426)   $ 3,989,290
                                      ===========    ===========    ===========

The accompanying notes to financial statements are an integral part of these statements.



                               NTS-PROPERTIES III

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                    1997           1996           1995
                                                -----------    -----------    -----------


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                               $   134,570    $   189,247    $  (189,390)
Adjustments to reconcile net income(loss) to
 net cash provided by operating activities:
  Provision for doubtful accounts                    28,661         53,043         68,680
  Accrued interest on investment securities            (923)         1,402         (1,402)
  Write-off of unamortized building, land and
   tenant improvements                               86,406             --         56,693
  Amortization of capitalized leasing costs          24,423          9,707          4,667
  Depreciation and amortization                     851,713        914,916      1,035,865
  Change in assets and liabilities:
   Cash and equivalents - restricted                 (4,595)          (446)        (5,925)
   Accounts receivable                              (99,613)       (75,202)        93,986
   Other assets                                     (39,079)      (165,294)       (14,127)
   Accounts payable - operations                    (60,929)        24,895         (2,427)
   Security deposits                                 10,882         (2,560)        11,450
   Other liabilities                                143,766         (1,755)        (3,016)
                                                -----------    -----------    -----------

  Net cash provided by operating activities       1,075,282        947,953      1,055,054
                                                -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, amenities and
 construction in progress                        (1,270,002)      (685,003)      (564,612)
Decrease (increase) in cash equivalents-
 restricted                                           4,219        104,020        (88,248)
Purchase of investment securities                  (304,521)      (855,999)      (401,461)
Maturity of investment securities                   203,853        957,652        299,808
                                                -----------    -----------    -----------

  Net cash used in investing activities          (1,366,451)      (479,330)      (754,513)
                                                -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions                                    --          (145,142)      (156,000)
Principal payments on mortgage payable             (125,034)      (104,982)       (95,860)
Repurchase of limited partnership units              (5,408)      (156,832)      (156,000)
Decrease (increase)in cash and equivalent-
   restricted                                       116,868       (116,868)         --
                                                -----------    -----------    -----------

  Net cash used in financing activities             (13,574)      (523,824)      (407,860)
                                                -----------    -----------    -----------

  Net increase (decrease) in cash and
   equivalents                                     (304,743)       (55,201)      (107,319)

CASH AND EQUIVALENTS, beginning of period           571,683        626,884        734,203
                                                -----------    -----------    -----------

CASH AND EQUIVALENTS, end of period             $   266,940    $   571,683    $   626,884
                                                ===========    ===========    ===========

Interest paid on a cash basis                   $   570,819    $   560,389    $   585,825
                                                ===========    ===========    ===========

The accompanying notes to financial statements are an integral part of these statements.

                               NTS-PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

       C)    Allocation of Net Income (Loss) and Cash Distributions
             ------------------------------------------------------

             Net Cash Receipts, as defined in the partnership agreement, will be distributed, to the extent made available, to the limited partners in an amount equal to the greater of 10% per year, non-cumulative, of their invested capital or their pro rata share of such Net Cash Receipts, as defined in the partnership agreement. The balance of the Net Cash Receipts, as defined in the partnership agreement, would be available for distribution to the General Partner until the General Partner has received its pro rata share of such Net Cash Receipts. At such time as the limited partners have received cash distributions equal to their original capital contributions, cash flow would be distributed 52% to the limited partners and 48% to the General Partner. In general, operating income and losses (exclusive of depreciation) are allocated to the limited partners and the General Partner in proportion to their respective distributions of cash. In no event, however, will the portion of any item of Partnership income, gain, loss, deduction or credit allocated to the General Partner be less than 1%. Starting December 31, 1996, the Partnership has indefinitely interrupted distributions.

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

       D)    Tax Status
             ----------

             The Partnership has received a ruling from the Internal Revenue Service stating that the Partnership is classified as a limited partnership for federal income tax purposes. As such, the Partnership makes no provision for income taxes. The taxable income or loss is passed through to the holders of interests for inclusion on their individual income tax returns.

             The reconciliation of net income (loss) for financial statement purposes and for income tax reporting is as follows:


                                            1997        1996         1995
                                         ----------  ----------   ---------

             Net income (loss)            $ 134,570   $ 189,247   $(189,390)
             Items handled differently
             for tax purposes:
               Depreciation                (204,471)   (111,830)    (10,224)
               Write-off of unamortized
                 building and tenant
                 improvements               (86,819)    (22,864)    (90,300)
               Rental income                139,596      47,180      99,696
               Allowance for doubtful
                 accounts                   (39,945)     (8,352)     36,505
               Other                         (3,490)      3,915         219
                                          ---------   ---------    --------

            Taxable income(loss)          $ (60,559)  $  97,296   $(153,494)
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

       F)    Cash and Equivalents - Restricted
             ---------------------------------

             Cash and equivalents - restricted represent 1)escrow funds which are to be released as the heating, ventilating and air conditioning ("HVAC") system and asphalt paving at Peachtree Corporate Center are replaced and 2) funds which have been escrowed with a mortgage company for NTS Plainview Plaza II's property taxes in accordance with the loan agreements.

       G)    Investment Securities
             ---------------------

             Investment securities represent investments in Certificates of Deposit or securities issued by the U. S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During 1995, 1996, and 1997 the Partnership sold no investment securities. As of December 31, 1996, the Partnership held no investment securities.

       -------------------------------------------

        G)   Investment Securities - Continued
             ---------------------------------

             The following provides details regarding the investments held at December 31, 1997:


                                         Amortized    Maturity     Value at
                        Type                Cost        Date       Maturity
                        ----                ----        ----       --------

               Certificate of deposit     $101,591    02/13/98     $102,232
                                          ========                 ========

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

             Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the years ended December 31, 1997 and 1996 did not result in an impairment loss.

       I)    Rental Income and Deferred Leasing Commissions
             ----------------------------------------------

             Certain of the Partnership's lease agreements are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totaled $52,072 and $61,465 at December 31, 1997 and 1996, respectively. All commissions paid to leasing agents are deferred and amortized on a straight-line basis over the term of the lease to which they apply.

       J)    Advertising
             -----------

             The  Partnership  expenses   advertising-type  costs  as  incurred.
             Advertising expense was immaterial to the Partnership during the years ended December 31, 1997, 1996 and 1995.

       K)    Statements of Cash Flows
             ------------------------

             For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

       L)    Reclassifications of 1996 and 1995 Financial Statements
             -------------------------------------------------------

             Certain reclassifications have been made to the December 31, 1996 and 1995 financial statements to conform with December 31, 1997 classifications. These reclassifications have no effect on previously reported operations.

2.     Concentration of Credit Risk
       ----------------------------

       NTS-Properties III is a limited partnership which owns and operates commercial properties in Norcross, Georgia, a suburb of Atlanta, and Jeffersontown, Kentucky, a suburb of Louisville. One tenant in Plainview Triad North occupies 65% of the office building's net rentable area and one tenant in Plainview Plaza II occupies 46% of the office building's net rentable area. Substantially all of the Partnership's tenants are local businesses or are businesses which have operations in the location in which they lease space.


3.     Interest Repurchase Reserve
       ---------------------------

       On October 3, 1995, the Partnership established an Interest Repurchase Reserve in the amount of $156,000 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With this funding, the Partnership was able to repurchase 750 Units at a price of $208 per Unit. During 1996, the Partnership elected to fund an additional $243,700 to its Interest Repurchase Reserve ($100,000 on January 3 and $143,700 on May 24). With these 1996 fundings, the Partnership will be able to repurchase an additional 1,170 Units at a price of $208 per Unit. Through December 31, 1997, the Partnership had repurchased a total of 1,530 Units for $318,240. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. On December 17, 1996 the Partnership suspended the Interest Repurchase Program. See Note 9 Subsequent Events for further information regarding the Interest Repurchase Program.


4.     Land, Buildings and Amenities
       -----------------------------

       The  following   schedule  provides  an  analysis  of  the  Partnership's
       investment in property held for lease as of December 31:


                                             1997          1996
                                         -----------   -----------

          Land and improvements          $ 4,583,398   $ 4,446,084
          Buildings and improvements      20,605,923    19,347,515
          Amenities                          126,788       126,788
                                          ----------    ----------

                                          25,316,109    23,920,387

          Less accumulated depreciation   15,526,624    15,069,604
                                          ----------    ----------

                                         $ 9,789,485   $ 8,850,783
                                          ==========    ==========

5.     Mortgages Payable
       -----------------

       Mortgages payable as of December 31 consist of the following:


                                                 1997           1996
                                             -----------    -----------
       Mortgage payable to an insurance
       company bearing interest at 9.125%,
       maturing November 1, 1998, secured
       by land and building                  $ 2,234,603    $ 2,359,637

       Mortgage payable to an insurance
       company maturing June 1, 2001,
       secured by land and  buildings,
       bearing a variable interest rate
       based on the 10-year treasury bill
       rate plus 60 basis points. The rate
       is adjusted quarterly.  The current
       rate at December 31, 1997
       is 6.68%                                4,500,000      4,500,000
                                              ----------     ----------
                                             $ 6,734,603    $ 6,859,637
                                              ==========     ==========

       The $2,234,603 mortgage is payable in monthly installments of $32,335, which includes principal, interest and property tax escrow. The $4,500,000 mortgage is payable in monthly installments of $25,050 (interest only). Scheduled maturities of debt are as follows:

                 For the Years Ended December 31,        Amount
                 --------------------------------      -----------

                               1998                    $ 2,234,603
                               1999                        --
                               2000                        --
                               2001                      4,500,000
                                                        ----------

                                                       $ 6,734,603
                                                       ===========

       Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $6,889,500.

       Effective January 1, 1998, the interest rate on the $4,500,000 mortgage payable adjusted to 6.34%.

       The $2,234,603 mortgage matures within the next twelve months. See Note 9 Subsequent Events for a further discussion regarding this mortgage.


6.     Rental Income Under Operating Leases
       ------------------------------------

       The  following  is  a  schedule  of  minimum   future  rental  income  on
       noncancellable operating leases as of December 31, 1997:

               For the Years Ended December 31,       Amount
               --------------------------------     -----------

                             1998                   $ 2,561,199
                             1999                     1,567,041
                             2000                     1,191,734
                             2001                       965,758
                             2002                       650,639
                         Thereafter                   1,165,244
                                                    -----------
                                                    $ 8,101,615
                                                    ===========

7.     Related Party Transactions
       --------------------------

       Property management fees of $168,006 (1997), $158,463 (1996) and $161,638
       (1995) were paid to NTS Development Company, an affiliate of the General Partner, pursuant to an agreement with the Partnership. The fee is equal to 5% of gross revenues from the Partnership's properties. Also permitted by an agreement with the Partnership, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $74,367 and $41,001 as a repair and maintenance fee during the years ended December 31, 1997 and 1996, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by an agreement, the Partnership also was charged the following amounts from NTS Development Company for the years ended December 31, 1997, 1996 and 1995. These charges include items which have been expensed as operating expenses affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                 1997       1996        1995
                               --------   --------    --------

          Leasing              $279,851   $144,372    $124,826
          Administrative        166,422    175,414     172,070
          Property manager      171,324    182,750     214,574
          Other                  28,460     21,515       7,838
                               --------   --------    --------

                               $646,057   $524,051    $519,308
                               ========   ========    ========

       During January 1997, NTS Development Company leased 23,160 square feet of the available space in Plainview Plaza II at a base rent of $13.50 per square foot. During February and March of 1997, NTS Development Company leased 20,368 square feet. Effective April 1, 1997, the NTS Development Company lease was extended for five years to March 2002 at a rental rate of $14.50 per square foot for 20,368 square feet. The Partnership has received approximately $295,000 in rental payments from NTS Development Company during 1997. As a result of the lease renewal, the Partnership has made a commitment for approximately $350,000 of tenant finish improvements. Approximately $192,000 of the project was completed during 1997.

       During the years ended December 31, 1996 and 1995, NTS Development Company leased approximately 23,000 square feet of the available space in the Plainview Plaza II property at a base rent of approximately $13.50 per square foot. The Partnership received approximately $314,000 in rental payments from NTS Development Company during both 1996 and 1995.


8.     Commitments and Contingencies
       -----------------------------

       One tenant at Plainview Triad North occupies nearly 65% of the building. During the third quarter of 1997, the Partnership received notice that the tenant will vacate the property at the end of the lease term, August 1998. The Partnership is currently negotiating a 120 day renewal with the tenant at their request. Any costs associated with this renewal would not be significant. In the opinion of the General Partner of the Partnership, the 120 day extension will be all that can be anticipated. As a result, there will likely be a protracted period for the property to become fully leased again and substantial funds will likely be needed for leasing expenses; especially those needed to refinish space for new tenants. At this time, the amount of such expenses are unknown.

       -----------------------------------------

       As of December 31, 1997, the Partnership had a commitment of approximately $250,000 for tenant finish improvements at Plainview Plaza II as the result of a new five-year lease for approximately 16,900 square feet. The project is expected to be completed during the first quarter of 1998.

       As of December 31, 1997, the Partnership also had a commitment of approximately $58,500 for tenant finish improvements at Peachtree Corporate Center as a result of a lease renewal and expansion by a current tenant. The expansion increases the tenant's current leased space by approximately 2,300 square feet and the renewal extends the lease five years. The project is expected to be completed during the first quarter of 1998.

       At Plainview Plaza II, the Partnership expects to complete the landscaping and exterior building renovations, and the addition of a handicap restroom facility during 1998. The remaining commitment for this project is approximately $200,000.

       It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

       For additional commitments see Note 7 Related Party Transactions and Note 9 Subsequent Events.

9.     Subsequent Events
       -----------------

       Subsequent to December 31, 1997, the Partnership elected to resume the Interest Repurchase Program and to fund $50,000 to its Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase up to 200 additional Units at a price of $250 per Unit. If the number of Units submitted for repurchase exceeds that which can be repurchased by the Partnership with the current funding, those additional Units may be repurchased in subsequent quarters. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. The Partnership notified the limited partners of this action and opportunity by mail during January 1998.

       Subsequent to December 31, 1997, the Partnership obtained a commitment from an insurance company for permanent financing in the amount of $6,800,000. The mortgage payable will bear interest at a fixed rate of 6.89% and will be secured by a first mortgage on Plainview Plaza II. The repayment of the principal will be amortized over 17 years with monthly payments of principal and interest totaling approximately $56,600. The proceeds of the mortgage will be used to pay off the current $2,234,603 and $4,500,000 mortgages payable and pay loan closing costs. The loan commitment expires April 1, 1998, and the loan is expected to close on or prior to that date.

Item 9.      Changes in and Disagreements with Accountants on Accounting and
             ---------------------------------------------------------------
             Financial Disclosure
             --------------------


None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

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

The General Partners of NTS-Properties Associates are as follows:

J. D. Nichols
-------------

Mr. Nichols (age 56) is the managing General Partner of NTS-Properties Associates and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

L. C. Aroh
----------

Mr. Aroh (age 66) has been an independent real estate developer for the past ten years. He is a partner in a number of real estate developments with the principals of NTS Development Company.

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

Gary D. Adams
-------------

Mr. Adams (age 51) is Senior Vice President of NTS Development Company. Since joining the NTS organization in May 1977, Mr. Adams has been involved in the development, construction and management of properties in the southeast region.

A. Toni Rizzo
-------------

Mr. Rizzo (age 50) joined Abel Construction during 1995 as the Director of Business Development. From 1985 to 1995, Mr. Rizzo was an officer of the Huntington Group and prior to 1985 was an employee of NTS Development Company.

The Manager of the Partnership's properties is NTS Development Company, the executive officers and/or directors of which are Messrs. J. D. Nichols, Richard L. Good, Brian F. Lavin and John W. Hampton.

Richard L. Good
---------------

Mr. Good (age 58), President and Chief Operating Officer of NTS Corporation, President of NTS Development Company and Chairman of the Board of NTS Securities, Inc., joined the Manager in January 1985. From 1981 through 1984, he was Executive Vice President of Jacques-Miller, Inc., a real estate syndication, property management and financial planning firm in Nashville, Tennessee.

         --------------------------------------------------------------

Brian F. Lavin
--------------

Mr. Lavin (age 44) serves as Executive Vice President of NTS Development Company and President of the Company's Income Properties. As such, Mr. Lavin is responsible for all NTS commercial real estate development, land acquisitions and oversees the management of all commercial office buildings, business centers and multi-family residential communities. Prior to joining NTS, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the
Institute of Real Estate Management, and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

John W. Hampton
---------------

Mr. Hampton (age 48) is Senior Vice President of NTS Development Company with responsibility for all accounting operations. Before joining the Manager in March 1991, Mr. Hampton was Vice President - Finance and Chief Financial Officer of the Sturgeon-Thornton-Marrett Development Company in Louisville for nine years. Prior to that he was with Alexander Grant & Company CPA's. Mr. Hampton is a Certified Public Accountant and a graduate of the University of Louisville with a Bachelor of Science degree in Commerce. He is a member of the American Institute of CPA's and the Kentucky Society of CPA's.


Item 11. Management Remuneration and Transactions
         ----------------------------------------

The officers and/or directors of the corporate General Partner receive no direct remuneration in such capacities. The Partnership is required to pay a property management fee based on gross rentals to NTS Development. The Partnership is also required to pay to NTS Development company a repair and maintenance fee on costs related to specific projects. Also, NTS Development Company provides certain other services to the Partnership. See Note 7 to the financial statements which sets forth transactions with NTS Development Company for the years ended December 31, 1997, 1996 and 1995.

The General Partner is entitled to receive cash distributions and allocations of profits and losses from the Partnership. Generally, the General Partner is entitled to a 10% non-cumulative annual return on its capital contributions from the cash income of the Partnership (after payment of a like amount to the limited partners). At such time as the limited partners have received cash distributions from all sources equal to their original capital contributions, cash flow will be distributed 52% to limited partners and 48% to the General Partner. In no event, however, will the portion of any item of Partnership income, gain, loss, deduction or credit allocated to the General Partner be less than 1%.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

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
       St. Louis, Missouri 63102


Item 13.      Certain Relationships and Related Transactions
              ----------------------------------------------

Property management fees of $168,006 (1997), $158,463 (1996) and $161,638 (1995)
were paid to NTS Development Company, an affiliate of the General Partner, pursuant to an agreement with the Partnership. The fee is equal to 5% of gross revenues from the Partnership's properties. Also permitted by an agreement with the Partnership, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $74,367 and $41,001 and as a repair and maintenance fee during the years ended December 31, 1997 and 1996, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by an agreement, the Partnership also was charged the following amounts from NTS Development Company for the years ended December 31, 1997, 1996 and 1995. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                            1997         1996         1995
                          --------     --------     --------

     Leasing              $279,851     $144,372     $124,826
     Administrative        166,422      175,414      172,070
     Property manager      171,324      182,750      214,574
     Other                  28,460       21,515        7,838
                           -------      -------      -------

                          $646,057     $524,051     $519,308
                           =======      =======      =======

During January 1997, NTS Development Company leased 23,160 square feet of the available space in Plainview Plaza II at a base rent of $13.50 per square foot. During February and March of 1997, NTS Development Company

Item 13.      Certain Relationships and Related Transactions - Continued
              ----------------------------------------------------------

leased 20,368 square feet. Effective April 1, 1997, the NTS Development Company lease was extended for five years to March 2002 at a rental rate of $14.50 per square foot for 20,368 square feet. The Partnership has received approximately $295,000 in rental payments from NTS Development Company during 1997. As a result of the lease renewal, the Partnership has made a commitment for approximately $350,000 of tenant finish improvements. Approximately $192,000 of the project was completed during 1997.

During the years ended December 31, 1996 and 1995, NTS Development Company leased approximately 23,000 square feet of the available space in the Plainview Plaza II property at a base rent of approximately $13.50 per square foot. The Partnership received approximately $314,000 in rental payments from NTS Development Company during 1996 and 1995.

There are no other reportable business relationships between the Partnership's creditors, customers, and suppliers and officers of the Manager or the General Partner as of December 31, 1997.

                                     PART IV


Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K
              ----------------------------------------------------------------

1.      Financial statements

        The financial statements for the years ended December 31, 1997, 1996, 1995 together with the report of Arthur Andersen LLP dated March 6, 1998, appear in Item 8. The following financial statement schedules should be read in conjunction with such financial statements.

2.      Financial statement schedules

        Schedules:                                             Page No.
                                                               -------

        III - Real Estate and Accumulated Depreciation          41-42

        All other schedules have been omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

3.      Exhibits

        Exhibit No.                                            Page No.
        ----------                                             -------
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

4.      Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended December 31, 1997.



                               NTS-PROPERTIES III

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 1997



                                                                                    Peachtree
                                                        Plainview     Plainview     Corporate
                                                         Plaza II    Triad North      Center         Total
                                                       -----------   -----------   -----------   -----------

Encumbrances                                                (A)           (B)           (B)

Initial cost to partnership:
  Land                                                 $ 1,379,172   $ 1,217,886   $ 1,408,375   $ 4,005,433
  Buildings and improvements                             4,963,604     4,512,172     6,231,114    15,706,890

Cost capitalized subsequent to acquisition:
  Improvements                                           2,415,430     1,258,383     1,929,973     5,603,786
  Carrying costs                                                --            --            --            --

Gross amount at which carried December 31, 1997 (C):
  Land                                                 $ 1,616,135   $ 1,295,856   $ 1,671,407   $ 4,583,398
  Buildings and improvements                             7,142,071     5,692,585     7,898,055    20,732,711
                                                       -----------   -----------   -----------   -----------

  Total                                                $ 8,758,206   $ 6,988,441   $ 9,569,462   $25,316,109
                                                       ===========   ===========   ===========   ===========

Accumulated depreciation                               $ 4,753,975   $ 4,162,798   $ 6,609,851   $15,526,624
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

(C) Aggregate cost of real estate for tax purposes is $25,355,586.

(D) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 5
     - 30 years for buildings and improvements and 3 - 30 years for amenities.

                                     - 41 -



                               NTS-PROPERTIES III

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                   Real            Accumulated
                                                  Estate           Depreciation
                                               ------------        ------------

Balances at December 31, 1994                  $ 23,694,323        $ 13,451,387

Additions during period:
 Improvements (a)                                   414,424               --
 Depreciation (b)                                    --               1,015,382

Deductions during period:
 Retirements                                       (276,716)           (220,024)
                                               ------------        ------------

Balances at December 31, 1995                    23,832,031          14,246,745

Additions during period:
 Improvements (a)                                   160,532               --
 Depreciation (b)                                     --                894,435

Deductions during period:
 Retirements                                        (72,176)            (71,576)
                                               ------------        ------------

Balances at December 31, 1996                    23,920,387          15,069,604

Additions during period:
 Improvements (a)                                 1,856,340               --
 Depreciation (b)                                     --                831,231

Deductions during period:
 Retirements                                       (460,618)           (374,211)
                                               ------------        ------------

Balances at December 31, 1997                  $ 25,316,109        $ 15,526,624
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

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NTS-Properties III has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            NTS-PROPERTIES III
                                            ------------------
                                               (Registrant)

                                            BY:   NTS-Properties Associates,
                                                  General Partner
                                                  BY: NTS Capital Corporation,
                                                      General PartneR


                                                  /s/ John W. Hampton
                                                  -------------------------
                                                      John W. Hampton
                                                      Senior Vice President



Date: March 23, 1998


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