Form 10-Q
period 1998-03-31
NTS PROPERTIES III
filed 1998-05-14
CIK 703667

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to  ____________

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

                                             YES  X         NO

Exhibit Index: See page 17
Total Pages: 18

                                TABLE OF CONTENTS


                                                                    Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of March 31, 1998 and December 31, 1997                3

            Statements of Operations
              For the three months ended March 31, 1998 and 1997        4

            Statements of Cash Flows
              For the three months ended March 31, 1998 and 1997        5

            Notes To Financial Statements                             6-9

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   10-16


                                     PART II

1.     Legal Proceedings                                               17
2.     Changes in Securities                                           17
3.     Defaults upon Senior Securities                                 17
4.     Submission of Matters to a Vote of Security Holders             17
5.     Other Information                                               17
6.     Exhibits and Reports on Form 8-K                                17

Signatures                                                             18

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                               NTS-PROPERTIES III

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                            As of              As of
                                       March 31, 1998    December 31, 1997*
                                       --------------    ------------------

ASSETS

Cash and equivalents                     $   170,954       $   266,940
Cash and equivalents - restricted            347,787           284,599
Investment Securities                          --              101,591
Accounts receivable, net of allowance
 for doubtful accounts of $40,700 (1998)
 and $42,035 (1997)                          251,176           269,922
Land, buildings and amenities, net        10,221,980         9,789,485
Construction in progress                      47,452            39,477
Other assets                                 550,093           370,302
                                         -----------       -----------

  Total assets                           $11,589,442       $11,122,316
                                         ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                        $ 6,714,251       $ 6,734,603
Accounts payable - operations                179,201            36,773
Accounts payable - construction              372,132           102,655
Security deposits                            103,971           103,816
Other liabilities                            154,761           155,179
                                         -----------       -----------

                                           7,524,316         7,133,026
Commitments and Contingencies

Partners' equity                           4,065,126         3,989,290
                                         -----------       -----------

                                         $11,589,442       $11,122,316
                                         ===========       ===========



                                      Limited         General
                                      Partners        Partner          Total
                                      --------        -------          -----
PARTNERS' EQUITY
Initial equity                     $ 15,600,000    $  8,039,710    $ 23,639,710
Adjustment to historical basis           --          (5,455,030)     (5,455,030)
                                   ------------    ------------    ------------
                                     15,600,000       2,584,680      18,184,680

Net income (loss) - prior years          74,801      (2,395,121)     (2,320,320)
Net income (loss) - current year         98,872         (23,037)         75,835
Cash distributions declared to
 date                               (11,349,844)       (206,985)    (11,556,829)
Repurchase of limited partnership
 units                                 (318,240)          --           (318,240)
                                   ------------    ------------    ------------

Balances at March 31, 1998         $  4,105,589    $    (40,463)   $  4,065,126
                                   ============    ============    ============


*Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 30, 1998.


                               NTS-PROPERTIES III

                            STATEMENTS OF OPERATIONS


                                                  Three Months Ended
                                                       March 31,
                                                  ------------------

                                             1998                    1997
                                         ------------            -----------

Revenues:
 Rental income, net of provision for
  doubtful accounts of $5,700 (1998)
  and $4,640 (1997)                       $   846,996            $   749,016
 Rental income - affiliated                    75,752                 71,883
 Interest and other income                      4,055                 11,971
                                          -----------            -----------

                                              926,803                832,870
Expenses:
 Operating expenses                           218,329                173,857
 Operating expenses - affiliated              122,713                104,135
 Amortization of capitalized leasing
  costs                                         6,370                  6,082
 Interest expense                             122,863                132,020
 Management fees                               48,442                 42,279
 Real estate taxes                             51,727                 52,798
 Professional and administrative
  expenses                                     15,006                 13,280
 Professional and administrative
  expenses - affiliated                        36,688                 34,612
 Depreciation and amortization                228,830                208,563
                                          -----------             ----------

                                              850,968                767,626
                                          -----------             ----------

Net income                                $    75,835             $   65,244
                                          ===========             ==========

Net income allocated to the
 limited partners                         $    98,872             $   88,767
                                          ===========             ==========

Net income per limited
 partnership unit                         $      7.03             $     6.30
                                          ===========             ==========

Weighted average number of limited
 partnership units                             14,070                 14,079
                                          ===========             ==========




                               NTS-PROPERTIES III

                            STATEMENTS OF CASH FLOWS



                                                         Three Months Ended
                                                              March 31,
                                                         ------------------

                                                         1998           1997
                                                     -----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $   75,835     $   65,244
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for doubtful accounts                          5,700          4,640
  Accrued interest on investment securities                  923           --
  Amortization of capitalized leasing costs                6,370          6,082
  Depreciation and amortization                          228,830        208,563
  Change in assets and liabilities:
   Cash and equivalents - restricted                     (10,410)       (14,449)
   Accounts receivable                                    13,046         (5,675)
   Other assets                                          (71,438)       (20,422)
   Accounts payable - operations                         142,428         10,666
   Security deposits                                         155         (2,599)
   Other liabilities                                        (416)        55,572
                                                     -----------     ----------

  Net cash provided by operating activities              391,023        307,622
                                                     -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, amenities and
 construction in progress                               (394,701)      (191,220)
Increase in cash and equivalents - restricted             (2,777)        (2,813)
Maturity of investment securities                        100,668           --
                                                     -----------      ---------

  Net cash used in investing activities                 (296,810)      (194,033)
                                                     -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage payable                   (20,352)       (27,771)
Additions to loan costs                                 (119,847)          --
Repurchase of limited partnership units                     --           (5,408)
(Increase) decrease in cash and equivalents -
 restricted                                              (50,000)        27,168
                                                     -----------     ----------

  Net cash used in financing activities                 (190,199)        (6,011)
                                                     -----------     ----------

  Net increase (decrease) in cash and equivalents        (95,986)       107,578

CASH AND EQUIVALENTS, beginning of period                266,940        661,383
                                                     -----------     ----------

CASH AND EQUIVALENTS, end of period                  $   170,954     $  768,961
                                                     ===========     ==========

Interest paid on a cash basis                        $    81,458     $  133,157
                                                     ===========     ==========


                               NTS-PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1997 Annual Report. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1998 and 1997.

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

3.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represent 1) escrow funds which are to be released as the heating, ventilating and air conditioning ("HVAC") system at Peachtree Corporate Center are replaced, 2) funds which have been escrowed with a mortgage company for NTS Plainview Plaza II's property taxes in accordance with the loan agreement, and 3)funds which the Partnership has reserved for the repurchase of limited partnership Units. The funds escrowed for HVAC system replacements were released subsequent to March 31, 1998 when the $4,500,000 was repaid. See Note 10 Subsequent Events.

4.   Interest Repurchase Reserve
     ---------------------------

     On January 16, 1998, NTS-Properties III elected to resume the Interest Repurchase Program and to fund an additional $50,000 to its Interest Repurchase Reserve, which was originally established in 1995 pursuant to
     Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. With this funding, the Partnership will be able to repurchase up to 200 additional Units at a price of $250 per Unit. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. As of March 31, 1998, the Partnership had repurchased a total of 1,530 units. Repurchased units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. See Note 10 Subsequent Events for further information regarding the Interest Repurchase Program.

5.   Investment Securities
     ---------------------

     Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During 1997 and 1998, the Partnership sold no investment securities. As of March 31, 1998, the Partnership held no investment securities.

     The following provides details regarding the investments held at December 31, 1997:


                               Amortized        Maturity        Value at
             Type                 Cost            Date          Maturity
             ----                 ----            ----          --------

      Certificate of deposit    $101,591        02/13/98        $102,232
                                ========                        ========


6.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:


                                                  March 31,     December 31,
                                                    1998            1997
                                                 ----------     -----------
     Mortgage payable to an insurance company
     bearing  interest at 9.125%,  maturing
     November 1, 1998, secured by land and
     buildings                                  $ 2,214,251     $ 2,234,603

     Mortgage payable to an insurance company
     maturing June 1, 2001, secured by land
     and buildings, bearing a variable
     interest rate based on the 10-year
     treasury bill rate plus 60 basis points.
     The rate is adjusted quarterly.  The
     current rate at March 31, 1998 is 6.34%      4,500,000       4,500,000
                                                 ----------      ----------
                                                $ 6,714,251     $ 6,734,603
                                                 ==========      ==========

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long term debt is approximately $6,800,000.

     The $2,214,251 mortgage matures within the next twelve months. See Note 10 Subsequent Events for a further discussion regarding this mortgage.

7.   Reclassification of 1997 Financial Statements
     ---------------------------------------------

     Certain reclassifications have been made to the March 31, 1997 financial statements to conform with the March 31, 1998 classifications. These reclassifications have no effect on previously reported operations.

8.   Related Party Transactions
     --------------------------

     Property management fees of $48,442 and $42,279 for the three months ended March 31, 1998 and 1997, respectively, were paid to NTS Development Company, an affiliate of the General Partner, pursuant to an agreement with the Partnership. The fee is equal to 5% of gross revenues from the Partnership's properties. Also permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership incurred $39,531 and $19,833 as a repair

     --------------------------------------

     and maintenance fee during the three months ended March 31, 1998 and 1997, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by an agreement, the Partnership also was charged the following amounts from NTS Development Company for the three months ended March 31, 1998 and 1997. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets, land, buildings and amenities, or construction in progress. These charges were as follows:



                                                1998                1997
                                             ---------           ---------
     Leasing                                 $  53,957           $  64,603
     Administrative                             44,140              43,081
     Property manager                           59,398              38,160
     Other                                      15,077               9,360
                                              --------            --------

                                             $ 172,572           $ 155,204
                                              ========            ========

     During the three months ended March 31, 1998, NTS Development Company leased 20,368 square feet in Plainview Plaza II at a rental rate of $14.50 per square foot. The Partnership received approximately $76,000 in rental payments from NTS Development Company during the three months ended March 31, 1998. The lease term for NTS Development Company ends on March 31, 2002.

     During January 1997, NTS Development Company leased 23,160 square feet of the available space in Plainview Plaza II at a base rent of $13.50 per square foot. During February and March of 1997, NTS Development Company leased 20,368 square feet at a rental rate of $13.50 per square foot. The Partnership received approximately $72,000 in rental payments from NTS Development Company during the three months ended March 31, 1997.

9.   Commitments and Contingencies
     -----------------------------

     One tenant at Plainview Triad North occupies approximately 65% of the building. During the third quarter of 1997, the Partnership received notice that the tenant will vacate the property at the end of the lease term, August 1998. The Partnership is currently negotiating a 120 day renewal with the tenant at their request. Any costs associated with this renewal would not be significant. In the opinion of the General Partner of the Partnership, the 120 day extension will be all that can be anticipated. As a result, there will likely be a protracted period for the property to become fully leased again and substantial funds will likely be needed for leasing expenses; especially those needed to refinish space for new tenants. At this time, the amount of such expenses are unknown.

     At Plainview Plaza II, the Partnership expects to complete the landscaping and exterior building renovations, and the addition of a handicap restroom facility during 1998. The remaining commitment for this project is approximately $80,000.

     At Plainview Triad North, the Partnership is exploring the possibility of a common area and exterior building renovation. As of March 31, 1998, the Partnership had made a commitment for approximately $42,000 for architectural services. These renovations will be designed to make the property more competitive and enhance its value. Estimated cost for the renovation is approximately $500,000 and the renovation is expected

      -----------------------------------------

      to begin during the summer of 1998. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership in regard to the renovations.

      For additional commitments see Note 10 Subsequent Events.


10.   Subsequent Events
      -----------------

      Subsequent to March 31, 1998, the Partnership elected to fund an additional amount of $25,000 to its Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase up to 100 additional Units at a price of $250 per Unit. If the number of Units submitted for repurchase exceeds that which can be repurchased by the Partnership with the current funding, those additional Units may be repurchased in subsequent quarters.

      Subsequent to March 31, 1998, the Partnership obtained from an insurance company permanent financing in the amount of $6,800,000. The mortgage payable bears interest at a fixed rate of 6.89% and is secured by a first mortgage on Plainview Plaza II. The repayment of the principal will be amortized over 17 years with monthly payments of principal and interest totaling approximately $56,650. The proceeds of the mortgage were used to pay off the $2,214,251 and $4,500,000 mortgages payable outstanding at March 31, 1998 and to pay loan closing costs. As a result of the repayment of the $4,500,000 mortgage payable, the funds escrowed for HVAC system replacements, as discussed in Note 1, were released.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of March 31 were as follows:


                                        1998         1997
                                       -----         ----
     Plainview Plaza II                 100%          86%

     Plainview Triad North               88%          91%

     Peachtree Corporate Center          88%          83%

The rental and other income generated by the Partnership's properties for the three months ended March 31 were as follows:


                                        1998        1997
                                     ---------    ---------
     Plainview Plaza II              $ 343,364    $ 292,614

     Plainview Triad North           $ 295,735    $ 264,915

     Peachtree Corporate Center      $ 283,950    $ 266,581

The 14% increase in occupancy from March 31, 1997 to March 31, 1998 at Plainview Plaza II can be attributed to five new leases totaling approximately 22,000 square feet. Of this total, approximately 17,000 square feet represents a new five-year lease and approximately 4,000 square feet represents an expansion by a current tenant. The new leases are partially offset by the move-out of three tenants, approximately 4,000 square feet, at the end of the lease terms, and the relocation of an approximately 1,000 square foot tenant to Plainview Triad North. There was no accrued income associated with this lease. See below for information regrading the tenant relocation. Average occupancy increased from 87% for the three months ended March 31, 1997 to 92% for the same period in 1998. The increase in rental and other income at Plainview Plaza II for the three months ended March 31, 1998 as compared to the same period in 1997 can be attributed to the increase in average occupancy during the period.

Plainview Triad North's occupancy decreased 3% from March 31, 1997 to March 31, 1998 as a result of an early move-out by one tenant (occupied a total of approximately 5,000 square feet). The tenant is continuing to pay rent in accordance with the lease terms. Partially offsetting the tenant move-out is one new lease totaling approximately 1,900 square feet with a former tenant of Plainview Plaza II. The tenant relocated to Plainview Triad North from Plainview Plaza II to accommodate the needs of the new tenant at Plainview Plaza II who required 17,000 square feet of contiguous space. Average occupancy decreased from 94% in 1997 to 87% in 1998. Rental and other income increased for the three months ended March 31, 1998 as compared to the same period in 1997 due to the increase in rental rates for lease renewals and an increase in pass through expense reimbursements. Leases at Plainview Triad North provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes.

Peachtree Corporate Center's occupancy increased 5% from March 31, 1997 to March 31, 1998, due to nine new leases totaling approximately 22,000 square feet, of which approximately 8,600 square feet represents expansions by three current tenants. Partially offsetting the new leases were the move- outs of six tenants who had occupied approximately 15,000 square feet. Approximately 5,200 square feet of this total represents three tenants who vacated and ceased making rental payments in breach of the lease terms. There was no accrued income associated with these leases. The remaining

---------------------------------

9,800 square feet of total move-outs were the result of three tenants who vacated at the end of the lease terms. Average occupancy at Peachtree Corporate Center increased from 84% in 1997 to 87% in 1998. Rental and other income at Peachtree Corporate Center increased for the three months ended March 31, 1998 as compared to the same period in 1997 as a result of a decrease in the provision for doubtful accounts.

In cases of tenants who cease making rental payments or abandon the premises in breach of the lease terms, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In the case of tenants who vacated Peachtree Corporate Center as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no significant funds recovered as a result of these actions during the three months ended March 31, 1998 or 1997. As of March 31, 1998, there were no on-going cases.

Current and projected future occupancy levels are considered adequate to continued the operation of the Partnership's properties without the need for any additional financing. See the discussion below regarding the Aetna Company lease at Plainview Triad North.

Interest and other income includes interest income earned from short-term investments made by the Partnership with cash reserves and from funds escrowed for the replacement of the heating, ventilating and air conditioning ("HVAC") system and asphalt paving at Peachtree Corporate Center. The decrease in interest and other income for the three months ended March 31, 1998 as compared to the same period in 1997 is due primarily to the decrease in cash reserves available for investment.

Operating expenses increased for the three months ended March 31, 1998 as compared to the same period in 1997 as a result of increased landscaping and advertising costs at Plainview Plaza II and Plainview Triad North, an increase in repair and maintenance costs and restroom supplies at Plainview Plaza II, and an increase roof repairs at Peachtree Corporate Center. Partially offsetting the increase in operating expenses during the three month period is a decrease in utility costs at Plainview Triad North.

The increase in operating expenses-affiliated for the three months ended March 31, 1998 as compared to the same period in 1997 is a result of an increase in property management costs at Plainview Triad North and Plainview Plaza II. The increase in operating expenses - affiliated is partially offset by a decrease in leasing costs at Peachtree Corporate Center and Plainview Triad North. Operating expenses-affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Amortization of capitalized leasing costs for the three months ended March 31, 1998 as compared to the same period in 1997 remained fairly constant.

Interest expense has decreased for the three months ended March 31, 1998 as compared to the same period in 1997 due to a decrease in the interest rate on the Partnership's $4,500,000 mortgage payable - 6.34% (1998) compared to 6.94%
(1997). The interest rate on this note adjusts quarterly to 60 basis points over the 10-year treasury bill rate. The decrease in interest expense is also due to a decrease in interest expense on the $2,214,251 mortgage payable as a result of continued principle payments. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

---------------------------------

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes for the three months ended March 31, 1998 as compared to the same period in 1997 remained fairly constant.

Professional and administrative expenses and professional and administrative expenses - affiliated remained fairly constant for the three months ended March 31, 1998 as compared to the same period in 1997. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The increase in depreciation and amortization expenses for the three months ended March 31, 1998 as compared to the same period in 1997 is the result of fixed assets being placed in service since March 31, 1997 at Plainview Plaza II. The increase in depreciation and amortization expense is partially offset by a portion of the Partnership's assets (primarily tenant finish improvements) becoming fully depreciated since March 31, 1997. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 3 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $25,400,000.

Liquidity and Capital Resources
-------------------------------

The  Partnership  had cash flow from  operations of $391,023 (1998) and $307,622
(1997) for the three months ended March 31. The Partnership indefinitely suspended distributions starting December 31, 1996 in an effort to conserve funds in anticipation of the loss of Aetna Life Insurance Company at Plainview Triad North. See below for a further discussion. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet as of March 31) were $170,954 and $768,961 at March 31, 1998 and 1997, respectively.

As of March 31, 1998 the Partnership had a mortgage payable to an insurance company in the amount of $4,500,000. The mortgage bears a variable interest rate which adjusts quarterly to 60 basis points over the 10-year treasury bill rate. The current rate at March 31, 1998 was 6.34%. The loan is secured by a first mortgage on Plainview Triad North and Peachtree Corporate Center with a second position behind the holder of the permanent mortgage on Plainview Plaza II. The unpaid balance of the loan is due June 1, 2001.

As of March 31, 1998, the Partnership also had a mortgage payable to an insurance company in the amount of $2,214,251. The mortgage bears a fixed interest rate of 9.125% and is due November 1, 1998. This loan is secured by a first mortgage on Plainview Plaza II. The outstanding balance at maturity based on the current rate of amortization will be $2,140,539.

Subsequent to March 31, 1998, the Partnership obtained permanent financing from an insurance company in the amount of $6,800,000. The mortgage payable bears interest at a fixed rate of 6.89% and is secured by a first mortgage on Plainview Plaza II. The repayment of principal will be amortized over 17 years, with monthly payments of principal and interest totaling approximately $56,650. The proceeds of the mortgage were used to pay off the $2,214,251 and $4,500,000 mortgages payable outstanding at March 31, 1998 to and to pay loan closing costs.

-------------------------------------------

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and other capital additions and are funded by operating activities. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities also include cash which is being escrowed for the replacement of the HVAC system and asphalt paving at Peachtree Corporate Center. As part of its cash management activities, the Partnership has purchased certificates of Deposit or securities issued by the U.
S. Government with initial maturities greater than three months to improve the return on its excess cash. The Partnership has held the securities until maturity. Cash flows provided by investing activities are from the maturity of these investment securities. Cash flows used in financing activities include principal payments on the $2.2 million mortgage payable, the funding of a reserve for the purpose of the repurchase of limited partnership Units, actual repurchase of such Units, and the addition of loan costs in 1998. Cash flows provided by financing activities represent the utilization of cash which has been reserved by the Partnership for the repurchase of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1997 except for change resulting from the new debt financing obtained by the Partnership during 1998, as discussed above.

In the next 12 months, the General Partner expects a demand on future liquidity as a result of 121,226 square feet in leases expiring from April 1, 1998 to March 31, 1999 (Plainview Plaza II - 2,121 square feet, Plainview Triad North - 70,900 square feet and Peachtree Corporate Center - 50,605 square feet). The majority of the square feet in leases which expire in 1998 relate to a single tenant (Aetna Life Insurance Company) at Plainview Triad North. See below for a discussion regarding the lease for this tenant. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

At Plainview Triad North, the Partnership is exploring the possibility of a common area and exterior building renovation. As of March 31, 1998, the Partnership had made a commitment for approximately $42,000 for architectural services. These renovations will be designed to make the property more competitive and enhance its value. Estimated costs for the renovation is approximately $500,000 and the renovation is expected to begin during the summer of 1998.

At Plainview Plaza II, the Partnership's renovation of the property is nearing completion. Remaining items to be completed during 1998 include landscaping, exterior staircase renovation, sidewalk replacements, a handicap restroom, and new signage. Currently, the remaining project costs are estimated at approximately $80,000. All of these projects are part of the Partnership's continued effort to make the Plainview Plaza II property more competitive and enhance its value.

The source of funds for the commitments listed above is expected to be cash flow from operations and/or cash reserves.

-------------------------------------------

On January 16, 1998, NTS-Properties III elected to resume the Interest Repurchase Program and to fund an additional $50,000 to its Interest Repurchase Reserve which was established in 1995 pursuant to Section 16.4 of the partnership's Amended and Restated Agreement of Limited Partnership. With this funding, the Partnership will be able to repurchase up to 200 additional Units at a price of $250 per Unit. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Unit. As of March 31, 1998, the Partnership had repurchased a total of 1,530 Units. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. See below for further information regarding the Interest Repurchase Program.

The lease for Aetna Life Insurance Company, the largest tenant of Plainview Triad North, occupying approximately 65% of the building, was extended during the second quarter of 1997 from August 1997 to August 1998. There were no tenant finish improvements as a result of this renewal. Aetna accounts for nearly 22% of the NTS-Properties III total revenue. During the third quarter of 1997, the Partnership received notice that Aetna will vacate the property at the end of the extended lease term. The Partnership is currently negotiating a 120 day renewal with the tenant at their request. Any costs associated with this renewal would not be significant. In the opinion of the General Partner of the Partnership, the 120 day extension will be all that can be anticipated. As a result of the expected move-out, there will likely be a protracted period for the property to become fully leased again and substantial funds will likely be needed for leasing expenses especially those needed to refinish space for new tenants. As this time, the amount of such expenses are unknown. The Partnership is actively seeking new tenants for this space.

Accordingly,   to  conserve  funds  in   anticipation  of  the  loss  of  Aetna,
distributions were suspended starting December 31, 1996.

Subsequent to March 31, 1998, the Partnership elected to fund an additional amount of $25,000 to its Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase up to 100 additional Units at a price of $250 per Unit. If the number of Units submitted for repurchase exceeds that which can be repurchased by the Partnership with the current funding, those additional Units may be repurchased in subsequent quarters as cash flow availability permits.

The source of funds for the commitments listed above is expected to be cash flow from operations and/or cash reserves. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

During 1998, the Partnership plans to replace the roof on one of the three buildings at Plainview Plaza II. This project is expected to be completed by the end of 1998. The estimated cost for the project is $100,000. The source of funds for this project will be funds which were escrowed in accordance with the loan agreement obtained subsequent to March 31, 1998, as discussed above.

The Partnership has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue, a worldwide issue, is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failures or miscalculations. The Partnership presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant

-------------------------------------------

operational problems for the Partnership's computer systems. The Partnership continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Partnership does not expect the costs associated with the resolution of the Year 2000 Issue to have a material effect on its financial position or results of operations. The associated costs will be funded by cash flow from operations or cash reserves. The amount expensed in 1998 was immaterial.

The Partnership had no other material commitments for renovations or capital improvements at March 31, 1998.

Due to the fact that no distributions were made during the three months ended March 31, 1998 or 1997, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

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

Any forward-looking statements included in Managements's Discussion and Analysis of Financial Condition and Results of Operations, or elsewhere in this report, which reflect management's best judgment based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

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

PART II.  OTHER INFORMATION

     1.  Legal Proceedings
         -----------------

         None

     2.  Changes in Securities
         ---------------------

         None

     3.  Defaults upon Senior Securities
         -------------------------------

         None

     4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

     5.  Other Information
         -----------------

         None

     6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)    Exhibits

                Exhibit 27. Financial Data Schedule

         (b)    Reports on Form 8-K

                Form 8-K was filed January 21, 1998 to report that the Partnership has elected to resume the Repurchase Program and fund an additional $50,000 to its Interest Repurchase Reserve.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NTS-PROPERTIES III
                                           ------------------
                                              (Registrant)

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


Date:     May 14, 1998
          ------------