Form 10-Q
period 1998-06-30
NTS PROPERTIES III
filed 1998-08-14
CIK 703667

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

                                        YES  X         NO  _______

Exhibit Index: See page 16
Total Pages: 17

                                TABLE OF CONTENTS


                                                                   Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of June 30, 1998 and December 31, 1997                3

            Statements of Operations
              For the three months and six months ended
              June 30, 1998 and 1997                                   4

            Statements of Cash Flows
              For the three months and six months ended
              June 30, 1998 and 1997                                   5

            Notes To Financial Statements                            6-9

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  10-15


                                     PART II

Item 3.     Defaults Upon Senior Securities                           16

Item 6.     Exhibits and Reports on Form 8-K                          16

Signatures                                                            17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               NTS-PROPERTIES III

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY

                                              As of            As of
                                          June 30,1998   December 31, 1997*
                                          ------------   ------------------
ASSETS

Cash and equivalents                      $   266,352       $   266,940
Cash and equivalents - restricted             124,983           284,599
Investment securities                           --              101,591
Accounts receivable, net of allowance
 for doubtful accounts of $4,200 (1998)
 and $42,035 (1997)                           217,637           269,922
Land, buildings and amenities, net         10,238,185         9,828,962
Other assets                                  404,665           370,302
                                          -----------       -----------

  Total assets                            $11,251,822       $11,122,316
                                          ===========       ===========
LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                         $ 6,764,652       $ 6,734,603
Accounts payable - operations                  90,629            36,773
Accounts payable - construction                33,076           102,655
Security deposits                             101,463           103,816
Other liabilities                             146,946           155,179
                                          -----------       -----------

                                            7,136,766         7,133,026

Commitments and Contingencies

Partners' equity                            4,115,056         3,989,290
                                          -----------        ----------
                                          $11,251,822       $11,122,316
                                          ===========       ===========

                                       Limited          General
                                       Partners         Partner        Total
                                       --------         -------        -----
PARTNERS' EQUITY

Initial equity                      $ 15,600,000    $  8,039,710   $ 23,639,710
Adjustment to historical basis            --          (5,455,030)    (5,455,030)
                                    ------------    ------------   ------------
                                      15,600,000       2,584,680     18,184,680

Net income (loss) - prior years           74,801      (2,395,121)    (2,320,320)
Net income (loss) - current year         246,348         (45,583)       200,765
Cash distributions declared to
 date                                (11,349,844)       (206,985)   (11,556,829)
Repurchase of limited partnership
 units                                  (393,240)          --          (393,240)
                                    ------------     -----------    -----------

Balances at June 30, 1998           $  4,178,065    $    (63,009)  $  4,115,056
                                    ============     ===========    ===========

*Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 30, 1998.



                               NTS-PROPERTIES III

                            STATEMENTS OF OPERATIONS


                                                                          Three Months Ended                  Six Months Ended
                                                                               June 30,                            June 30,
                                                                          ------------------                  ----------------

                                                                      1998               1997             1998               1997
                                                                 -----------        -----------       -----------        -----------
REVENUES:
  Rental income, net of provision
  for doubtful accounts of $0
   (1998) and $14,552 (1997)                                     $   953,550        $   766,511       $ 1,800,542        $ 1,515,552
  Rental income - affiliated                                          73,834             68,742           149,590            140,600
  Interest and other income                                            2,986              7,096             7,042             19,068
                                                                 -----------        -----------       -----------        -----------

                                                                   1,030,370            842,349         1,957,174          1,675,220

EXPENSES:
  Operating expenses                                                 224,731            168,559           443,059            342,417
  Operating expenses - affiliated                                     89,106            108,128           211,820            212,264
 Write-off of unamortized tenant
  improvements                                                         8,438              --                8,438              --
 Amortization of capitalized
  leasing costs                                                        6,370              6,081            12,740             12,163
  Interest expense                                                   114,392            134,431           237,254            266,451
  Management fees                                                     50,922             42,072            99,364             84,352
  Real estate taxes                                                   52,042             52,921           103,770            105,719
  Professional and administrative
     expenses                                                         16,767             17,509            31,715             30,789
  Professional and administrative
     expenses - affiliated                                            33,779             34,805            70,525             69,417
  Depreciation and amortization                                      243,635            210,396           472,466            418,957
                                                                 -----------        -----------       -----------        -----------

                                                                     840,182            774,902         1,691,151          1,542,529
                                                                 -----------        -----------       -----------        -----------

Net income before extraordinary
 item                                                                190,188             67,447           266,023            132,691
Extraordinary item - write-off of
 unamortized loan costs                                               65,258              --               65,258              --
                                                                 -----------        -----------       -----------        -----------

Net income                                                       $   124,930        $    67,447       $   200,765        $   132,691
                                                                 ===========        ===========       ===========        ===========
Net income allocated to the limited partners:
Income before extraordinary item                                 $   212,081        $    90,943       $   310,953        $   179,706
Extraordinary item                                                   (64,605)              --             (64,605)              --
                                                                 -----------        -----------       -----------        -----------

Net income                                                       $   147,476        $    90,943       $   246,348        $   179,706
                                                                 ===========        ===========       ===========        ===========
Net income per limited partnership unit:
 Income before extraordinary item                                $     15.36        $      6.46       $     22.30        $     12.77
 Extraordinary item                                                    (4.68)              --               (4.63)              --
                                                                 -----------        -----------       -----------        -----------
Net income per limited partnership
 unit                                                            $     10.68        $      6.46       $     17.67        $     12.77
                                                                 ===========        ===========       ===========        ===========
Weighted average number of units                                      13,813             14,074            13,941             14,074
                                                                 ===========        ===========       ===========        ===========




                               NTS-PROPERTIES III

                            STATEMENTS OF CASH FLOWS


                                                                     Three Months Ended                       Six Months Ended
                                                                          June 30,                                June 30,
                                                                     ------------------                       ----------------

                                                                    1998              1997                1998               1997
                                                               -----------        -----------        -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $   124,930        $    67,447        $   200,765        $   132,691
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
   Provision for doubtful accounts                                  (5,700)             9,912                 --             14,552
   Accrued interest on investment
    securities                                                          --                 --                923                 --
  Amortization of capitalized
    leasing costs                                                    6,370              6,081             12,740             12,163
  Write-off of unamortized tenant
    improvements                                                     8,438                 --              8,438                 --
  Write-off of unamortized loan costs                               65,258                 --             65,258                 --
   Depreciation and amortization                                   243,635            210,396            472,466            418,957
   Changes in assets and liabilities:
      Cash and equivalents - restricted                             (2,729)           (15,615)           (13,139)           (30,064)
      Accounts receivable                                           39,239            (30,900)            52,285            (36,577)
      Other assets                                                  30,119             10,852            (41,319)            (9,570)
      Accounts payable - operations                                (88,572)           (29,024)            53,856            (18,358)
      Security deposits                                             (2,508)               759             (2,353)            (1,840)
      Other liabilities                                             (7,816)            48,573             (8,232)           104,149
                                                               -----------        -----------        -----------        -----------
  Net cash provided by operating
      activities                                                   410,664            278,481            801,688            586,103
                                                               -----------        -----------        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and                                 (558,751)          (382,451)          (953,453)          (573,671)
  amenities
Increase in cash and equivalents -
   restricted                                                     (101,831)            (2,914)           (88,819)            (5,727)
Decrease in cash and equivalents -
  restricted                                                       277,363                 --            261,574                 --
Maturity of investment securities                                       --                 --            100,668                 --
                                                                -----------        -----------        -----------       -----------
   Net cash used in investing
     activities                                                   (383,219)          (385,365)          (680,030)          (579,398)
                                                                -----------        -----------        -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgage payable                                     6,800,000                 --          6,800,000                 --
Principal payments on mortgages
  payable                                                       (6,749,599)           (28,409)        (6,769,951)           (56,180)
Decrease (increase) in loan costs                                   42,552                 --            (77,295)                --
Repurchase of limited partnership
  units                                                            (75,000)                --            (75,000)            (5,408)
Decrease in cash and equivalents -
  restricted                                                        50,000                 --                 --             27,168
                                                               -----------        -----------        -----------        -----------
   Net cash provided by (used in)
      financing activities                                          67,953            (28,409)          (122,246)           (34,420)
                                                               -----------        -----------        -----------        -----------
  Net increase (decrease) in cash and
    equivalents                                                     95,398           (135,293)              (588)           (27,715)

CASH AND EQUIVALENTS, beginning of
   period                                                          170,954            768,961            266,940            661,383
                                                               -----------        -----------        -----------        -----------
CASH AND EQUIVALENTS, end of period                            $   266,352        $   633,668        $   266,352        $   633,668
                                                               ===========        ===========        ===========        ===========
Interest paid on a cash basis                                  $   148,441        $   134,431        $   212,650        $   267,588
                                                               ===========        ===========        ===========        ===========


                               NTS-PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1997 Annual Report. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 1998 and 1997.

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

3.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represent 1) escrow funds which are to be released as the heating, ventilating and air conditioning ("HVAC") system at Peachtree Corporate Center is replaced (December 31, 1997 balance only),
     2) funds which have been escrowed with a mortgage company for NTS Plainview Plaza II's property taxes in accordance with the loan agreement, 3)funds which the Partnership has reserved for the repurchase of limited partnership Units and 4) escrow funds which are to be released as the roof is replaced at one of the three buildings at Plainview Plaza II. The funds escrowed for HVAC system replacements were released April 1, 1998 when the $4,500,000 mortgage payable to an insurance company was repaid.

4.   Interest Repurchase Reserve
     ---------------------------

     On January  16,  1998,  the  Partnership  elected  to resume  the  Interest
     Repurchase Program and to fund an additional $50,000 to its Interest Repurchase Reserve, which was originally established in 1995 pursuant to
     Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. With this funding, the Partnership was able to repurchase up to 200 additional Units at a price of $250 per Unit. On April 7, 1998, the Partnership elected to fund an additional $25,000 to its Interest
     Repurchase Reserve. With this funding, the Partnership was able to repurchase 100 additional Units at a price of $250 per Unit. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. From October 3, 1995 (date Interest
     Repurchase Reserve established) to June 30, 1998, the Partnership has repurchased a total of 1,830 units for $393,240. Repurchased units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the reserve at June 30, 1998 was $0.

5.   Investment Securities
     ---------------------

     Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During 1997 and 1998, the Partnership sold no investment securities. As of June 30, 1998, the Partnership held no investment securities.

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
                                ========                              ========

6.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:


                                                 June 30,       December 31,
                                                   1998            1997
                                                 --------       ------------
     Mortgage payable to an insurance company
     bearing interest at 6.89%, maturing April
     10, 2015, secured by land and buildings   $ 6,764,652      $    --

     Mortgage payable to an insurance company
     bearing interest at 9.125%, maturing
     November 1, 1998, secured by land and
     buildings                                      --            2,234,603

     Mortgage payable to an insurance company
     maturing June 1, 2001, secured by land
     and buildings, bearing a variable
     interest rate based on the 10-year
     treasury bill rate plus 60 basis points.
     The rate is adjusted quarterly.                --            4,500,000
                                                -----------     -----------
                                                $ 6,764,652     $ 6,734,603
                                                ===========     ===========

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long term debt is approximately $6,700,000.

7.   Reclassification of 1997 Financial Statements
     ---------------------------------------------

     Certain reclassifications have been made to the June 30, 1997 financial statements to conform with the June 30, 1998 classifications. These reclassifications have no effect on previously reported operations.

8.   Related Party Transactions
     --------------------------

     Property management fees of $99,364 and $84,352 for the six months ended June 30, 1998 and 1997, respectively, were paid to NTS Development Company, an affiliate of the General Partner, pursuant to an agreement with the
     Partnership. The fee is equal to 5% of gross revenues from the Partnership's properties. Also permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership incurred $51,082 and $38,338 as a repair and maintenance fee during the six months ended June 30, 1998 and 1997, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by an agreement, the Partnership also was charged the following amounts from NTS Development Company for the six months ended June 30, 1998 and 1997. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or land, buildings and amenities. These charges were as follows:



                                  1998                  1997
                               ---------             ---------
          Leasing              $  80,372             $ 127,538
          Administrative          85,429                86,355
          Property manager       114,288                81,288
          Other                   36,861                16,167
                               ---------             ---------
                               $ 316,950             $ 311,348
                               =========             =========

     During the six months ended June 30, 1998, NTS Development Company leased 20,368 square feet in Plainview Plaza II at a rental rate of $14.50 per square foot. The Partnership received approximately $150,000 in rental payments from NTS Development Company during the six months ended June 30, 1998. The lease term for NTS Development Company ends on March 31, 2002.

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

9.   Commitments and Contingencies
     -----------------------------

     One tenant at Plainview Triad North occupies approximately 65% of the building. During the third quarter of 1997, the Partnership received notice that the tenant will vacate the property at the end of the lease term, August 1998. The Partnership is currently negotiating a 30 day renewal with the tenant for the approximately 63,000 square feet that they currently lease. Such renewal terms would also include an extended renewal on 10,000 square feet of the original 63,000 square feet through March 31, 1999. Any costs associated with this renewal are not expected to be significant. In the opinion of the General Partner of the Partnership, the six-month extension for 10,000 square feet of space will be all that can be anticipated. As a result, there will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be from $2,000,000 to $2,500,000, will likely be needed for leasing expenses; especially those needed to refinish space for new tenants.

     -----------------------------------------

     At Plainview Triad North, the Partnership is exploring the possibility of a common area and exterior building renovation. As of June 30, 1998, the Partnership has made a commitment for approximately $42,000 for architectural services. These renovations will be designed to make the property more competitive and enhance its value. The estimated cost of the renovation is approximately $1,000,000 and the renovation is expected to begin during 1998.

     It may be necessary to borrow a portion of the funds required for the renovation and leasing costs discussed above. With the partnership having two of its three properties free and clear of debt, it is expected that any such borrowings could be readily facilitated. However, there is no assurance that financing will be able to be obtained when needed, or that any financing will be on favorable terms.

     At Plainview Plaza II, the Partnership has a commitment of $86,000 to replace the roof on one of the three buildings at Plainview Plaza II. This project should be completed by the end of 1998. The source of funds for this project will be funds which are escrowed in accordance with the loan agreement obtained April 1, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

The management's discussion and analysis of financial condition and results of operations included herein should be read in conjunction with the Partnership's 1997 Annual Report.

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of June 30 were as follows:


                                   1998                  1997
                                   ----                  ----

Plainview Plaza II                 100%                   89%

Plainview Triad North               91%                   91%

Peachtree Corporate Center          86%                   87%

The rental and other income generated by the Partnership's properties for the three months and six months ended June 30 were as follows:


                                 Three Months Ended      Six Months Ended
                                      June 30,               June 30,
                                 ------------------      ----------------

                                 1998       1997        1998         1997
                              ---------  ---------   ---------    ---------

Plainview Plaza II            $ 391,380  $ 314,798   $ 734,744    $ 607,412

Plainview Triad North         $ 342,714  $ 247,457   $ 638,450    $ 512,372

Peachtree Corporate Center    $ 293,625  $ 271,369   $ 577,575    $ 537,950


The 11% increase in occupancy from June 30, 1997 to June 30, 1998 at Plainview Plaza II can be attributed to four new leases totaling approximately 18,800 square feet. Of this total, approximately 17,000 square feet represents a new five-year lease. The new leases are partially offset by the move-out of three tenants, who had occupied approximately 4,300 square feet, at the end of the lease terms, and the relocation of an approximately 1,000 square foot tenant to Plainview Triad North. There was no accrued income associated with this lease. See below for information regarding the tenant relocation. Average occupancy increased from 89% in 1997 to 100% in 1998 for the three months ended June 30 and from 88% in 1997 to 96% in 1998 for the six month period. The increase in rental and other income at Plainview Plaza II for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 can be attributed to the increase in average occupancy and increased rental rates for lease renewals.

Plainview Triad North's occupancy was 91% at June 30, 1997 and 1998. During the twelve month period ended June 30, 1998, one tenant, who had occupied approximately 5,000 square feet, vacated prior to the end of the lease term, which ended May 31, 1998. The tenant continued to pay rent in accordance with the lease terms. Offsetting the tenant move-out are two new leases totaling approximately 4,500 square feet, of which approximately 1,900 square feet represents a former tenant of Plainview Plaza II. The tenant relocated to Plainview Triad North from Plainview Plaza II to accommodate the needs of the new tenant at Plainview Plaza II who required 17,000 square feet of contiguous space. Average occupancy decreased from 91% in 1997 to 89% in 1998 for the three months ended June 30 and decreased from 92% in 1997 to 88% in 1998 for the six month period. Rental and other income increased at Plainview Triad North for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 due to the increase in rental rates for lease renewals and an increase

---------------------------------

in pass through expense reimbursements. Leases at Plainview Triad North provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes.

Peachtree Corporate Center's occupancy decreased 1% from June 30, 1997 to June 30, 1998 due to the move-out of four tenants who had occupied approximately 14,000 square feet. Approximately 7,000 square feet of this total represents three tenants who vacated and ceased making rental payments in breach of the lease terms. There was no accrued income associated with these leases. The remaining 7,000 square feet of total move-outs was the result of one tenant who vacated at the end of the lease term. Partially offsetting the move-outs are six new leases totaling approximately 13,000 square feet. Of this total, approximately 5,800 square feet represents the expansion by two current tenants. Average occupancy at Peachtree Corporate Center remained constant at 86% for the three month period ended June 30, 1998 as compared to the same period in 1997 and increased from 85% in 1997 to 87% in 1998 for the six month period. Rental and other income at Peachtree Corporate Center increased for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 due to the increase in rental rates for lease renewals and an increase in pass through expense reimbursements. Leases at Peachtree Corporate Center provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes.

In cases of tenants who cease making rental payments or abandon the premises in breach of the lease terms, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In the case of tenants who vacated Peachtree Corporate Center as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no significant funds recovered as a result of these actions during the three months ended June 30, 1998 or 1997. As of June 30, 1998, there were no on-going cases.

Current and projected future occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need for any additional financing. See the discussion below regarding the Aetna Company lease at Plainview Triad North.

Interest and other income includes interest income earned from short-term investments made by the Partnership with cash reserves. The decrease in interest income for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 is due primarily to the decrease in cash reserves available for investment.

Operating expenses at Plainview Plaza II increased for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 as a result of increased utility costs, janitorial service and supply expenses, security service expenses and landscaping costs. The increase in operating expenses for both periods is also attributable to the fact that the Plainview Triad North parking lot was resealed and striped during the second quarter of 1998. Operating expenses at Peachtree Corporate Center remained fairly constant for both the three month and six month periods.

Operating expenses - affiliated remained fairly constant for the six months ended June 30, 1998 as compared to the same period in 1997. Operating expenses affiliated decreased for the three months ended June 30, 1998 as compared to the same period in 1997 as a result of decreased leasing costs at Peachtree Corporate Center and Plainview Triad North. The decrease in operating expenses affiliated is partially offset by increased property management costs at Plainview Plaza II and Peachtree Corporate Center. Operating expenses-affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

---------------------------------

The 1998 write-off of unamortized tenant improvements can be attributed to Plainview Plaza II and Peachtree Corporate Center. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. In order to complete the renovation, it is sometimes necessary to replace improvements which have not been fully depreciated. This results in a write-off of unamortized tenant improvements.

Amortization of capitalized leasing costs for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 remained fairly constant.

Interest expense has decreased for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 as the result of a lower interest rate (6.89%) on the permanent financing obtained by the Partnership April 1, 1998. Prior to the new financing, the Partnership's debt bore interest at a fixed rate of 9.125% (on an approximately $2,200,000 mortgage payable) and a variable rate based on the 10-year treasury bill rate plus 60 basis points (on a $4,500,000 mortgage payable). The variable rate was 6.94% from January to March 1997 and was 7.39% April to June 1997. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes, professional and administrative expenses and professional and administrative expenses - affiliated remained fairly constant for the three months and six months ended June 30, 1998 as compared to the same periods in 1997. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The increase in depreciation and amortization expenses for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 is the result of assets being placed in service since June 30, 1997. Assets placed in service are primarily tenant improvements at all the Partnership's properties and exterior building and land improvements costs at Plainview Plaza II. The increase in depreciation and amortization expense is partially offset by a portion of the Partnership's assets (primarily tenant finish improvements) becoming fully depreciated since June 30, 1997. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 3 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $25,400,000.

The 1998 write-off of unamortized loan costs (recorded as an extraordinary item) relates to the loan costs associated with two mortgages of the Partnership. The unamortized loan costs were expensed due to the fact that the mortgages were retired April 1, 1998 prior to their maturity (November 1998 and June 2001) as a result of a new mortgage loan. See the Liquidity and Capital Resources section of this item for further discussion.

Liquidity and Capital Resources
-------------------------------

On April 1, 1998, the Partnership obtained permanent financing from an insurance company in the amount of $6,800,000. The outstanding balance at June 30, 1998 was $6,764,652. The mortgage payable is due April 10, 2015, bears interest at a fixed rate of 6.89% and is secured by a first mortgage on Plainview Plaza II. The repayment of principal will be amortized over 17 years, with monthly payments of principal and interest totaling approximately $56,650. The proceeds of the mortgage were used to pay off the $2,214,251 and $4,500,000 mortgages payable outstanding at March 31, 1998 and to pay loan closing costs. At maturity, the mortgage will have been repaid based on the current rate of amortization. As part of the loan agreement, the Partnership was required to place in escrow

-------------------------------------------

$100,000 for the replacement of the roof on one of the three buildings at Plainview Plaza II. The source of funds for this escrow was an escrow which had been maintained in connection with the $4,500,000 mortgage payable.

The  Partnership  had cash flow from  operations of $801,688 (1998) and $586,103
(1997) for the six months ended June 30. The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are primarily for tenant finish improvements and other capital additions and are funded by operating activities. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities also include cash which is being escrowed for the replacement of the heating, ventilating and air conditioning ("HVAC") system
(1997) at Peachtree Corporate Center and the replacement of the roof on one of the three buildings at Plainview Plaza II (1998). As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U. S. Government with initial maturities greater than three months to improve the return on its cash reserves. The Partnership has held the securities until maturity. Cash flows provided by investing activities are from the maturity of these investment securities and the release of funds escrowed for the replacement of the HVAC system at Peachtree Corporate Center. Cash flows used in financing activities include principal payments on the mortgages payable, the funding of a reserve for the purpose of the repurchase of limited partnership Units and the addition of loan costs associated with the debt activity. Cash flows provided by financing activities represent the utilization of cash which has been reserved by the Partnership for the repurchase of limited partnership Units, proceeds received from a new mortgage obtained April 1, 1998 and the decrease in loan costs associated with the debt activity. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1997 except for change resulting from the new debt financing obtained by the Partnership during 1998, as discussed above.

The Partnership indefinitely suspended distributions starting December 31, 1996 in an effort to conserve funds in anticipation of the loss of Aetna Life Insurance Company at Plainview Triad North. See below for a further discussion. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet as of June 30) were $266,352 and $633,668 at June 30, 1998 and 1997, respectively.

In the next 12 months, the General Partner expects a demand on future liquidity as a result of 142,183 square feet in leases expiring from July 1, 1998 to June 30, 1999 (Plainview Plaza II - 2,121 square feet, Plainview Triad North - 73,516 square feet and Peachtree Corporate Center - 66,546 square feet). The majority of the square feet in leases which expire in 1998 relate to a single tenant (Aetna Life Insurance Company) at Plainview Triad North. See below for a discussion regarding the lease for this tenant. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown.

One tenant at Plainview Triad North occupies approximately 65% of the building. During the third quarter of 1997, the Partnership received notice that the tenant will vacate the property at the end of the lease term, August 1998. The Partnership is currently negotiating a 30 day renewal with the tenant for the approximately 63,000 square feet that they currently lease. Such renewal terms would also include an extended renewal on 10,000 square feet of the original 63,000 square feet through March 31, 1999. Any costs associated with this renewal are not expected to be significant. In the opinion of the General Partner of the Partnership, the six-month extension for 10,000 square feet of space will be all that can be anticipated. As a result, there will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be from $2,000,000 to $2,500,000, will likely be needed for leasing expenses; especially those needed to refinish space for new tenants.

-------------------------------------------

At Plainview Triad North, the Partnership is exploring the possibility of a common area and exterior building renovation. As of June 30, 1998, the Partnership has made a commitment for approximately $42,000 for architectural services. These renovations will be designed to make the property more competitive and enhance its value. The estimated cost of the renovation is approximately $1,000,000 and the renovation is expected to begin during 1998.

It may be necessary to borrow a portion of the funds required for the renovations and leasing costs discussed above. With the partnership having two of its three properties free and clear of debt, it is expected that any such borrowings could be readily facilitated. However, there is no assurance that financing will be able to be obtained when needed, or that any financing will be on favorable terms.

At Plainview Plaza II, the Partnership has a commitment of $86,000 to replace the roof on one of the three buildings at Plainview Plaza II. This project should be completed by the end of 1998. The source of funds for this project will be funds which are escrowed in accordance with the loan agreement obtained April 1, 1998 (see discussion above).

On January 16, 1998, the Partnership elected to resume the Interest Repurchase Program and to fund an additional $50,000 to its Interest Repurchase Reserve, which was originally established in 1995 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. With this funding, the Partnership was able to repurchase up to 200 additional Units at a price of $250 per Unit. On April 7, 1998, the Partnership elected to fund an additional $25,000 to its Interest Repurchase Reserve. With this funding, the Partnership was able to repurchase 100 additional Units at a price of $250 per Unit. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. From October 3, 1995 (date Interest Repurchase Reserve established) to June 30, 1998, the Partnership has repurchased a total of 1,830 units for $393,240. Repurchased units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the reserve at June 30, 1998 was $0.

The primary source of future liquidity is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs. In addition to cash flow from operations and cash reserves it may be necessary for the Partnership to obtain debt financing as discussed above.

The Partnership has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue, a worldwide issue, is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failures or miscalculations. The Partnership presently believes that, with modifications to existing software and conversions to new software, the
Year 2000 problem will not pose significant operational problems for the Partnership's computer systems. The Partnership continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Partnership does not expect the costs associated with the resolution of the Year 2000 Issue to have a material effect on its financial position or results of operations. The associated costs will be funded by cash flow from operations or cash reserves. The amount expensed in 1998 was immaterial.

The Partnership had no other material commitments for renovations or capital improvements at June 30, 1998.

-------------------------------------------

Due to the fact that no distributions were made during the three months ended June 30, 1998 or 1997, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's properties. At Peachtree Corporate Center in Norcross, Georgia, the Partnership has an on-site leasing agent, an employee of NTS Development Company (an affiliate of the General Partner), who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff. The leasing and renewal negotiations for Plainview Triad North are handled by leasing agents, employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the property. All advertising for the Louisville property is also coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky.

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

PART II.  OTHER INFORMATION

3.   Defaults Upon Senior Securities
     -------------------------------

     None.

6.   Exhibits and Reports on Form 8-K
     --------------------------------

         (a)    Exhibits

                Exhibit 27. Financial Data Schedule

         (b)    Reports on Form 8-K

                Form 8-K was filed April 7, 1998 to report in Item 5 that the Partnership has elected to fund an additional amount of $25,000 to its Interest Repurchase Reserve.

Items 1,2,4, and 5 are not applicable and have been omitted.

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


                                       NTS-PROPERTIES III
                                       ------------------
                                          (Registrant)

                                       BY:    NTS-Properties Associates,
                                              General Partner,
                                              BY:   NTS Capital Corporation,
                                                    General Partner


                                                    /s/ Richard L. Good
                                                    -------------------
                                                    Richard L. Good
                                                    President


                                                    /s/ Lynda J. Wilbourn
                                                    ---------------------
                                                    Lynda J. Wilbourn
                                                    Vice President
                                                    Principal Accounting Officer



Date:    August 12, 1998
         ---------------