Form 10-Q
period 1998-09-30
NTS PROPERTIES III
filed 1998-11-16
CIK 703667

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1998


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

                                TABLE OF CONTENTS


                                                                          Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of September 30, 1998 and December 31, 1997                  3

            Statements of Operations
              For the three months and nine months ended
              September 30, 1998 and 1997                                     4

            Statements of Cash Flows
              For the three months and nine months ended
              September 30, 1998 and 1997                                     5

            Notes To Financial Statements                                   6-9

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         10-16


                                     PART II

Item 3.     Defaults Upon Senior Securities                                  17

Item 6.     Exhibits and Reports on Form 8-K                                 17

Signatures                                                                   18

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               NTS-PROPERTIES III

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY

                                           As of             As of
                                     September 30,1998 December 31, 1997*
                                     ----------------- ------------------
ASSETS

Cash and equivalents                     $   255,398     $   266,940
Cash and equivalents - restricted            279,550         284,599
Investment securities                             --         101,591
Accounts receivable, net of allowance
 for doubtful accounts of $7,934 (1998)
 and $42,035 (1997)                          156,459         269,922
Land, buildings and amenities, net        10,124,054       9,828,962
Other assets                                 388,743         370,302
                                         -----------     -----------

  Total assets                           $11,204,204     $11,122,316
                                         ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                        $ 6,710,864     $ 6,734,603
Accounts payable - operations                 78,238          36,773
Accounts payable - construction                4,790         102,655
Security deposits                             93,792         103,816
Other liabilities                            145,801         155,179
                                         -----------     -----------

                                           7,033,485       7,133,026

Commitments and Contingencies

Partners' equity                           4,170,719       3,989,290
                                         -----------     -----------

                                         $11,204,204     $11,122,316
                                         ===========     ===========


                                      Limited          General
                                      Partners         Partner         Total
                                      --------         -------         -----
PARTNERS' EQUITY
Initial equity                      $ 15,600,000    $  8,039,710   $ 23,639,710
Adjustment to historical basis                --      (5,455,030)    (5,455,030)
                                    ------------    ------------   ------------

                                      15,600,000       2,584,680     18,184,680
Net income (loss) - prior years           74,801      (2,395,121)    (2,320,320)
Net income (loss) - current year         325,318         (68,890)       256,428
Cash distributions declared to
 date                                (11,349,844)       (206,985)   (11,556,829)
Repurchase of limited partnership
 units                                  (393,240)             --       (393,240)
                                    ------------    ------------   ------------

Balances at September 30, 1998      $  4,257,035    $    (86,316)  $  4,170,719
                                    ============    ============   ============

*Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 30, 1998.





                               NTS-PROPERTIES III

                            STATEMENTS OF OPERATIONS


                                                    Three Months Ended           Nine Months Ended
                                                       September 30,                September 30,
                                                    ------------------           -----------------

                                                    1998          1997           1998           1997
                                                -----------   -----------    -----------    -----------
REVENUES:
  Rental income, net of provision
  for doubtful accounts of $1,943
   (1998) and $22,570 (1997)                    $   864,393   $   790,256    $ 2,664,929    $ 2,305,780
  Rental income - affiliated                         73,834        70,388        223,430        211,016
  Interest and other income                           4,026         9,277         11,068         28,344
                                                -----------   -----------    -----------    -----------

                                                    942,253       869,921      2,899,427      2,545,140

EXPENSES:
  Operating expenses                                233,602       216,559        689,402        571,139
  Operating expenses - affiliated                    91,363       118,008        303,182        330,272
 Write-off of unamortized tenant
  improvements                                       39,670        69,912         48,108         69,912
  Interest expense                                  116,213       131,640        353,468        398,091
  Management fees                                    50,140        42,221        149,504        126,572
  Real estate taxes                                  51,727        49,651        155,496        155,369
  Professional and administrative
     expenses                                        14,252        15,031         45,965         45,819
  Professional and administrative
     expenses - affiliated                           32,601        33,610        103,127        103,028
  Depreciation and amortization                     257,023       209,322        729,489        628,280
                                                -----------   -----------    -----------    -----------

                                                    886,591       885,954      2,577,741      2,428,482
                                                -----------   ===========    -----------    -----------

Net income (loss) before
 extraordinary item                                  55,662       (16,033)       321,686        116,658
Extraordinary item - write-off of
 unamortized loan costs                                  --            --        (65,258)            --
                                                -----------   -----------    -----------    -----------

Net income (loss)                               $    55,662   $   (16,033)   $   256,428    $   116,658
                                                ===========   ===========    ===========    ===========

Net income allocated to the limited partners:
 Income before extraordinary item               $    78,970   $    17,005    $   389,923    $   196,710
 Extraordinary item                                      --            --        (64,605)            --
                                                -----------   -----------    -----------    -----------

Net income                                      $    78,970   $    17,005    $   325,318    $   196,710
                                                ===========   ===========    ===========    ===========

Net income per limited partnership unit:
 Income before extraordinary item               $      5.73   $      1.21    $     28.08    $     13.98
 Extraordinary item                                      --            --          (4.65)            --
                                                -----------   -----------    -----------    -----------

Net income per limited partnership
 unit                                           $      5.73   $      1.21    $     23.43    $     13.98
                                                ===========   ===========    ===========    ===========

Weighted average number of units                     13,770        14,070         13,883         14,073
                                                ===========   ===========    ===========    ===========

                                      - 4 -


                               NTS-PROPERTIES III
                            STATEMENTS OF CASH FLOWS

                                                Three Months Ended           Nine Months Ended
                                                   September 30,                September 30,
                                                ------------------           -----------------

                                             1998            1997           1998           1997
                                          -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                         $    55,662    $   (16,033)   $   256,428    $   116,658
Adjustments to reconcile net income
 (loss)to net cash provided by
 operating activities:
   Provision for doubtful accounts              1,943          8,017          1,943         22,570
   Accrued interest on investment
    securities                                     --            (54)           923            (54)
  Write-off of unamortized tenant
    improvements                               39,670         69,912         48,108         69,912
  Write-off of unamortized loan costs              --             --         65,258             --
   Depreciation and amortization              257,023        209,322        729,489        628,280
   Changes in assets and liabilities:
      Cash and equivalents - restricted       (28,350)       (15,615)       (41,489)       (45,679)
      Accounts receivable                      59,235            833        111,520        (35,746)
      Other assets                             14,790          5,856        (13,790)        10,051
      Accounts payable - operations           (12,391)        18,096         41,465           (262)
      Security deposits                        (7,671)        (9,057)       (10,024)       (10,897)
      Other liabilities                        (1,143)         7,576         (9,375)       111,725
                                          -----------    -----------    -----------    -----------

  Net cash provided by operating
    activities                                378,768        278,853      1,180,456        866,558
                                          -----------    -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and
  amenities                                  (209,717)      (255,064)    (1,163,170)      (830,338)
Decrease (increase) in cash and
  equivalents - restricted                     (1,217)        12,814        171,538          7,088
Purchase of investment securities                  --       (102,461)            --       (102,461)
Maturity of investment securities                  --             --        100,668             --
                                          -----------    -----------    -----------    -----------

   Net cash used in investing
     activities                              (210,934)      (344,711)      (890,964)      (925,711)
                                          -----------    -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgage payable                       --             --      6,800,000             --
Principal payments on mortgages
  payable                                     (53,788)       (29,062)    (6,823,739)       (85,242)
Increase in loan costs                             --             --        (77,295)            --
Repurchase of limited partnership
  units                                            --             --        (75,000)        (5,408)
Decrease (increase)in cash and
  equivalents - restricted                   (125,000)            --       (125,000)        27,168
                                          -----------    -----------    -----------    -----------

   Net cash used in financing
      activities                             (178,788)       (29,062)      (301,034)       (63,482)
                                          -----------    -----------    -----------    -----------

 Net decrease in cash and equivalents         (10,954)       (94,920)       (11,542)      (122,635)
CASH AND EQUIVALENTS, beginning of
   period                                     266,352        633,668        266,940        661,383
                                          -----------    -----------    -----------    -----------

CASH AND EQUIVALENTS, end of period       $   255,398    $   538,748    $   255,398    $   538,748
                                          ===========    ===========    ===========    ===========

Interest paid on a cash basis             $   116,213    $   132,915    $   328,864    $   400,503
                                          ===========    ===========    ===========    ===========

                                      - 5 -

                               NTS-PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1997 Annual Report. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 1998 and 1997.

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

3.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represent 1) escrow funds which are to be released as the heating, ventilating and air conditioning ("HVAC") system at Peachtree Corporate Center is replaced (December 31, 1997 balance only),
     2) funds which have been escrowed with a mortgage company for NTS Plainview Plaza II's property taxes in accordance with the loan agreement, 3)funds which the Partnership has reserved for the repurchase of limited partnership Units 4) escrow funds which are to be released as the roof is replaced at one of the three buildings at Plainview Plaza II, and 5) funds which the Partnership has reserved to purchase limited Partnership Units under the Tender Offer (see Note 5). The funds escrowed for HVAC system replacements were released April 1, 1998 when the $4,500,000 mortgage payable to an insurance company was repaid.

4.   Interest Repurchase Reserve
     ---------------------------

     On January  16,  1998,  the  Partnership  elected  to resume  the  Interest
     Repurchase Program and to fund an additional $50,000 to its Interest Repurchase Reserve, which was originally established in 1995 pursuant to
     Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. With this funding, the Partnership repurchased 200 additional Units at a price of $250 per Unit. On April 7, 1998, the Partnership elected to fund an additional $25,000 to its Interest Repurchase Reserve. With this funding, the Partnership repurchased 100 additional Units at a price of $250 per Unit. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. From October 1995 to September 30, 1998, the Partnership has repurchased a total of 1,830 units for $393,240. Repurchased units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the reserve at September 30, 1998 was $0.

5.   Tender Offer
     ------------

     On September 30, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, commenced a Tender Offer to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $250 per Unit. Although the Partnership and ORIG, LLC believes that this price is appropriate, the price of $250 per Unit may not equate to the fair market value or the liquidation value of the Unit, and is less than the book value per Unit. Approximately $285,000 ($250,000 to purchase 1,000 Units plus approximately $35,000 for expenses associated with the Offer) is required to purchase all 1,000 Units. The Partnership will purchase the first 500 Units tendered and will fund its purchases and its portion of the expenses from cash reserves. If more than 500 Units are tendered, ORIG, LLC will purchase up to an additional 500 Units. If more than 1,000 Units are tendered, the Partnership and ORIG, LLC may choose to acquire the additional Units on the same terms. Otherwise, tendered Units will be purchased on a pro rata basis up to 1,000. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates, does not intend to participate in the Tender Offer. The Tender Offer will expire December 29, 1998 unless extended.

6.   Investment Securities
     ---------------------

     Investment securities represent investments in Certificates of Deposit with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During 1997 and 1998, the Partnership sold no investment securities. As of September 30, 1998, the Partnership held no investment securities.

     The following provides details regarding the investments held at December 31, 1997:

                               Amortized           Maturity           Value at
             Type                 Cost               Date             Maturity
             ----                 ----               ----             --------

     Certificate of deposit     $101,591           02/13/98           $102,232
                                 =======                               =======


7.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:

                                                    September 30,  December 31,
                                                        1998          1997
                                                    -------------  ------------
     Mortgage payable to an insurance company,
     bearing interest at 6.89%, maturing April
     10, 2015, secured by land and buildings         $ 6,710,864   $    --

     Mortgage payable to an insurance company,
     bearing interest at 9.125%, maturing
     November 1, 1998, secured by land and
     buildings                                            --         2,234,603

     Mortgage payable to an insurance company,
     maturing June 1, 2001, secured by land
     and buildings, bearing a variable
     interest rate based on the 10-year
     treasury bill rate plus 60 basis points.
     The rate is adjusted quarterly.                      --         4,500,000
                                                     -----------   -----------
                                                     $ 6,710,864   $ 6,734,603
                                                     ===========   ===========

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long term debt approximately carrying value.

8.   Basis of Property
     -----------------

     Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair market value. Application of this standard during the nine months ended September 30, 1998 and 1997 did not result in an impairment loss.

9.   Reclassification of 1997 Financial Statements
     ---------------------------------------------

     Certain  reclassifications  have  been  made  to  the  September  30,  1997
     financial   statements   to   conform   with   the   September   30,   1998
     classifications. These reclassifications have no effect on previously reported operations.

10.  Related Party Transactions
     --------------------------

     Property management fees of $149,504 and $126,572 for the nine months ended September 30, 1998 and 1997, respectively, were paid to NTS Development Company, an affiliate of the General Partner, pursuant to an agreement with the Partnership. The fee is equal to 5% of gross revenues from the Partnership's properties. Also permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership incurred $61,009 and $52,486 as a repair and maintenance fee during the nine months ended September 30, 1998 and 1997, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by an agreement, the Partnership also was charged the following amounts from NTS Development Company for the nine months ended September 30, 1998 and 1997. These charges include items which have been expensed as operating expenses
     - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or land, buildings and amenities. These charges were as follows:



                                         1998                  1997
                                       --------              --------
          Leasing                     $ 125,397             $ 209,389
          Administrative                125,497               127,012
          Property manager              166,097               126,476
          Other                          49,715                23,701
                                       --------              --------

                                      $ 466,706             $ 486,578
                                       ========              ========

     During the nine months ended September 30, 1998, NTS Development Company leased 20,368 square feet in Plainview Plaza II at a rental rate of $14.50 per square foot. The Partnership received approximately $223,000 in rental payments from NTS Development Company during the nine months ended September 30, 1998. The lease term for NTS Development Company ends on March 31, 2002.

     During January 1997, NTS Development Company leased 23,160 square feet of the available space in Plainview Plaza II at a base rent of $13.50 per square foot. During February and March of 1997, NTS Development Company leased 20,368 square feet at a rental rate of $13.50 per square foot. Effective April 1, 1997, the NTS Development Company lease was extended for five years to March 2002 at a rental rate of $14.50 per square foot for 20,368 square feet. The Partnership received approximately $211,000 in rental payments from NTS Development Company during the nine months ended September 30, 1997.

11.  Commitments and Contingencies
     -----------------------------

     One tenant at Plainview Triad North occupies approximately 65% of the building. During the third quarter of 1997, the Partnership received notice that the tenant would vacate the property at the end of the lease term, August 1998. The Partnership was able to negotiate a 30 day renewal (through September 30, 1998) with the tenant for the approximately 63,000 square feet that they leased. The Partnership was also able to negotiate a renewal for approximately 11,000 square feet of the original 63,000 square feet through March 31, 1999. Costs associated with this renewal were not significant. In the opinion of the General Partner of the Partnership, the six-month extension for the 11,000 square feet of space will be all that can be anticipated. As a result, there will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be from $2,000,000 to $2,500,000, will likely be needed for leasing expenses; especially those needed to refinish space for new tenants.

     At Plainview Triad North, the Partnership is exploring the possibility of common area and exterior building renovations. As of September 30, 1998, the Partnership has made a commitment of approximately $50,000 for architectural services in connection with planning the renovations. These renovations will be designed to make the property more competitive and enhance its value. The estimated cost of the renovations is approximately $1,000,000 and is expected to begin during 1998.

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

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of September 30 were as follows:


                                  1998                  1997
                                  ----                  ----
Plainview Plaza II                 100%                   89%

Plainview Triad North               91%                   86%

Peachtree Corporate Center          86%                   89%

The rental and other income generated by the Partnership's properties for the three months and nine months ended September 30 were as follows:


                                   Three Months Ended        Nine Months Ended
                                     September 30,             September 30,
                                   ------------------        -----------------
                                   1998        1997          1998         1997
                                 ---------   ---------    ----------   ---------
Plainview Plaza II               $ 373,761   $ 316,746    $1,108,505   $ 924,158

Plainview Triad North            $ 293,604   $ 268,945    $  932,054   $ 781,317

Peachtree Corporate Center       $ 272,231   $ 275,218    $  849,806   $ 813,168


The 11% increase in occupancy from September 30, 1997 to September 30, 1998 at Plainview Plaza II can be attributed to four new leases totaling approximately 18,800 square feet. Of this total, approximately 17,000 square feet represents a new five-year lease. The new leases are partially offset by the move-out of three tenants, who had occupied approximately 4,300 square feet, at the end of the lease terms, and the relocation of an approximately 1,000 square foot tenant to Plainview Triad North. There was no accrued income associated with this lease. See below for information regarding the tenant relocation. Average occupancy increased from 89% in 1997 to 100% in 1998 for the three months ended September 30 and from 88% in 1997 to 97% in 1998 for the nine month period. The increase in rental and other income at Plainview Plaza II for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 can be attributed to the increase in average occupancy and increased rental rates for lease renewals.

Plainview Triad North's occupancy increased 5% from September 30, 1997 to September 30, 1998 due to two new leases totaling approximately 4,500 square feet, of which approximately 1,900 square feet represents a former tenant of Plainview Plaza II. The tenant relocated to Plainview Triad North from Plainview Plaza II to accommodate the needs of a new tenant at Plainview Plaza II who required 17,000 square feet of contiguous space. Average occupancy increased from 89% in 1997 to 91% in 1998 for the three months ended September 30 and decreased from 91% in 1997 to 89% in 1998 for the nine month period. Rental and other income increased at Plainview Triad North for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 due to the increase in rental rates for lease renewals and an increase in pass through expense reimbursements. Leases at Plainview Triad North provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes.

---------------------------------

Peachtree Corporate Center's occupancy decreased 3% from September 30, 1997 to September 30, 1998 due to the move-out of six tenants who had occupied approximately 18,400 square feet. Approximately 10,200 square feet of this total represents four tenants who vacated and ceased making rental payments in breach of the lease terms. There was no accrued income associated with these leases. The remaining 8,200 square feet of total move-outs was the result of two tenants who vacated at the end of the lease term. Partially offsetting the move-outs are four new leases totaling approximately 11,600 square feet. Of this total, approximately 2,800 square feet represents an expansion by a current tenant. Average occupancy decreased from 89% in 1997 to 84% in 1998 for the three months ended September 30, and decreased from 86% in 1997 to 85% in 1998 for the nine month period. Rental and other income increased for the nine months ended September 30, 1998 as compared to the same period in 1997 as the result of increased rental rates on lease renewals and an increase in common area expense reimbursements. Tenants at Peachtree Corporate Center reimburse the Partnership for common area expenses as part of the lease agreement. Rental and other income remained fairly constant for the three months ended September 30, 1998 as compared to the same period in 1997.

In cases of tenants who cease making rental payments or abandon the premises in breach of the lease terms, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In the case of tenants who vacated Peachtree Corporate Center as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no significant funds recovered as a result of these actions during the nine months ended September 30, 1998 or 1997. As of September 30, 1998, there were no on-going cases.

Current and projected future occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need for any additional financing. See the discussion below regarding the Aetna Company lease at Plainview Triad North.

Interest and other income includes interest income earned from short-term investments made by the Partnership with cash reserves. The decrease in interest income for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 is due primarily to the decrease in cash reserves available for investment.

Operating expenses increased for the nine months ended September 30, 1998 as compared to the same period in 1997 as a result of increased utility costs at Plainview Plaza II and Peachtree Corporate Center, and increased janitorial, security and landscaping costs at Plainview Plaza II. The increase in operating expenses for the nine month period is also attributable to the fact that the Plainview Triad North parking lot was resealed and striped during the second quarter of 1998. Operating expenses increased for the three months ended September 30, 1998 as compared to the same period in 1997 as a result of increased utility costs at Plainview Plaza II and Peachtree Corporate Center and increased janitorial costs at Plainview Plaza II. The increase in operating expenses for the three month period is partially offset by decreased landscaping costs at Plainview Triad North.

Operating expenses - affiliated decreased for the three months and nine months ended September 30, 1998 as compared to the same period in 1997 as a result of decreased leasing costs at Peachtree Corporate Center and Plainview Triad North. The decrease in operating expenses - affiliated for both periods is partially offset by increased property management costs at all of the Partnership's properties. Operating expenses-affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

---------------------------------

The 1998 write-off of unamortized tenant improvements can be attributed to Plainview Plaza II and Peachtree Corporate Center. At Plainview Plaza II, tenant improvements were made to accommodate the new lease for approximately 17,000 square feet. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. In order to complete the renovation, it is sometimes necessary to replace improvements which have not been fully depreciated. This results in a write-off of unamortized tenant improvements.

The 1997 write-off of unamortized building improvements is the result of the renovation of common area lobbies, corridors and restrooms at Plainview Plaza
II. The write-off represents the cost of previous renovations which had not been fully depreciated.

Interest expense has decreased for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 as the result of a lower interest rate (6.89%) on the permanent financing obtained by the Partnership April 1, 1998. Prior to the new financing, the Partnership's debt bore interest at a fixed rate of 9.125% (on an approximately $2,200,000 mortgage payable) and a variable rate based on the 10-year treasury bill rate plus 60 basis points (on a $4,500,000 mortgage payable). The variable rate was 6.94% from January to March 1997, 7.39% April to June 1997 and was 7.05% from July to September 1997. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes, professional and administrative expenses and professional and administrative expenses - affiliated remained fairly constant for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The increase in depreciation and amortization expenses for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 is the result of assets being placed in service. Assets placed in service are primarily tenant improvements at all the Partnership's properties and exterior building and land improvement costs at Plainview Plaza II. The increase in depreciation and amortization expense is partially offset by a portion of the Partnership's assets (primarily tenant finish improvements) becoming fully depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 3 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $25,400,000.

The 1998 write-off of unamortized loan costs (recorded as an extraordinary item) relates to the loan costs associated with two mortgages of the Partnership. The unamortized loan costs were expensed due to the fact that the mortgages were repaid April 1, 1998 prior to their maturity (November 1998 and June 2001) as a result of a new mortgage loan. See the Liquidity and Capital Resources section of this item for further discussion.

Liquidity and Capital Resources
-------------------------------

On April 1, 1998, the Partnership obtained permanent financing from an insurance company in the amount of $6,800,000. The outstanding balance at September 30, 1998 was $6,710,864. The mortgage payable is due April 10, 2015, bears interest at a fixed rate of 6.89% and is secured by a first mortgage on Plainview Plaza
II. The repayment of principal is being amortized over 17 years with monthly payments of principal and interest totaling approximately $56,650. The proceeds

-------------------------------------------

of the mortgage were used to pay off the $2,214,251 and $4,500,000 mortgages payable and to pay loan closing costs. At maturity, the mortgage will have been repaid based on the current rate of amortization. As part of the loan agreement, the Partnership was required to place in escrow $100,000 for the replacement of the roof on one of the three buildings at Plainview Plaza II. The source of funds for this escrow was an escrow which had been maintained in connection with the $4,500,000 mortgage payable.

The Partnership had cash flow from operations of $1,180,456  (1998) and $866,558
(1997) for the nine months ended September 30. The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are primarily for tenant finish improvements and other capital additions and are funded by operating activities. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities also include cash which is being escrowed for the replacement of the heating, ventilating and air conditioning ("HVAC") system
(1997) at Peachtree Corporate Center and the replacement of the roof on one of the three buildings at Plainview Plaza II (1998). As part of its cash management activities, the Partnership has purchased Certificates of Deposit with initial maturities greater than three months to improve the return on its cash reserves. The Partnership has held the securities until maturity. Cash flows provided by investing activities are from the maturity of these investment securities and the release of funds escrowed for the replacement of the HVAC system at Peachtree Corporate Center. Cash flows used in financing activities include principal payments on the mortgages payable, the repurchase of limited partnership Units, cash reserved by the Partnership to fund the Tender Offer to purchase limited partnership Units, and the addition of loan costs associated with the debt activity. Cash flows provided by financing activities represent the utilization of cash which has been reserved by the Partnership for the repurchase of limited partnership Units, and proceeds received from a new mortgage loan obtained April 1, 1998. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1997 except for change resulting from the new debt financing obtained by the Partnership during 1998, as discussed above.

The Partnership indefinitely suspended distributions starting December 31, 1996 in an effort to conserve funds in anticipation of the loss of Aetna Life Insurance Company at Plainview Triad North. See below for a further discussion. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet as of September 30) were $255,398 and $641,263 at September 30, 1998 and 1997, respectively.

In the next 12 months, the General Partner expects a demand on future liquidity as a result of 122,897 square feet in leases expiring from October 1, 1998 to September 30, 1999 (Plainview Plaza II - 2,121 square feet, Plainview Triad North - 70,900 square feet and Peachtree Corporate Center - 49,876 square feet). The majority of the square feet in leases which expire in 1998 relate to a single tenant (Aetna Life Insurance Company) at Plainview Triad North. See below for a discussion regarding the lease for this tenant. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown.

One tenant at Plainview Triad North occupies approximately 65% of the building. During the third quarter of 1997, the Partnership received notice that the tenant would vacate the property at the end of the lease term, August 1998. The Partnership was able to negotiate a 30 day renewal (through September 30, 1998) with the tenant for the approximately 63,000 square feet that they leased. The Partnership was also able to negotiate a renewal for approximately 11,000 square feet of the original 63,000 square feet through March 31, 1999. Costs associated with this renewal were not significant. In the opinion of the General Partner

-------------------------------------------

of the Partnership, the six-month extension for 11,000 square feet of space will be all that can be anticipated. As a result, there will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be from $2,000,000 to $2,500,000, will likely be needed for leasing expenses, particularly those needed to refinish space for new tenants.

At Plainview Triad North, the Partnership is exploring the possibility of common area and exterior building renovations. As of September 30, 1998, the Partnership has made a commitment of approximately $50,000 for architectural services in connection with planning the renovations. These renovations will be designed to make the property more competitive and enhance its value. The estimated cost of the renovations is approximately $1,000,000 and is expected to begin during 1998.

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

On January 16, 1998, the Partnership elected to resume the Interest Repurchase Program and to fund an additional $50,000 to its Interest Repurchase Reserve, which was originally established in 1995 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. With this funding, the Partnership repurchased 200 additional Units at a price of $250 per Unit. On April 7, 1998, the Partnership elected to fund an additional $25,000 to its Interest Repurchase Reserve. With this funding, the Partnership repurchased 100 additional Units at a price of $250 per Unit. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. From October 1995 to September 30, 1998, the Partnership has repurchased a total of 1,830 units for $393,240. Repurchased units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the reserve at September 30, 1998 was $0.

On September 30, 1998, the Partnership and ORIG, LLC, an affiliate of the partnership, commenced a Tender Offer to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $250 per Unit. Although the Partnership and ORIG, LLC believes that this price is appropriate, the price of $250 per Unit may not equate to the fair market value or the liquidation value of the Unit, and is less than the book value per Unit. Approximately $285,000 ($250,000 to purchase 1,000 Units plus approximately $35,000 for expenses associated with the Offer) is required to purchase all 1,000 Units. The Partnership will purchase the first 500 Units tendered and will fund its purchases and its portion of the expenses from cash reserves. If more than 500 Units are tendered, ORIG, LLC will purchase up to an additional 500 Units. If more than 1,000 Units are tendered, the Partnership and ORIG, LLC may choose to acquire the additional Units on the same terms. Otherwise, tendered Units will be purchased on a pro rata basis up to 1,000. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates, does not intend to participate in the Tender Offer. The Tender Offer will expire December 29, 1998 unless extended.

The primary source of future liquidity is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs. In addition to cash flow from operations and cash reserves it may be necessary for the Partnership to obtain debt financing as discussed above.

-------------------------------------------

All divisions of NTS, the General Partner of the Partnership, are reviewing the effort necessary to prepare our information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions have been addressed separate for the Year 2000 since the company saw the need to move to more advanced management and accounting systems made available by new technology and software developments during the decade of the 1990's.

The PILOT software system, purchased in the early 1990's, needed to be replaced by a windows based network system both for our headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California has been selected to supercede PILOT. The Yardi system is compatible with Year 2000 and beyond. This system is being implemented with the help of third party consultants and should be fully operational by the third quarter of 1999. Our system for multi-family apartment locations was converted to GEAC's Power Site System earlier in 1998 and is Year 2000 compliant.

The few remaining systems not addressed by these conversions are being modified by our in-house staff of programmers. The Hewlett Packard 3000 system, used for PILOT and custom applications, was purchased in 1997 and will be part of our new network. It will be retained as long as necessary to assure smooth operations and has been upgrades to meet Year 2000 requirements.

All risks identified with information technology are believed to be addressed by these plans.

The cost of these advances in our systems technology is not all attributable to the Year 2000 issue since we had already identified the need to move to a network based system regardless of the Year 2000. The costs involved will be approximately $55,000 over 1998 and 1999. These costs include hardware, software, internal staff and outside consultants.

NTS property management staff has been surveying our vendors to evaluate embedded technology in our alarm systems, HVAC controls, telephone systems and other computer associated facilities. In a few cases, equipment is being replaced. In some cases circuitry is being upgraded. The cost involved is still being evaluated. There are no known significant risks that are currently without solutions. Management anticipates that applications involving ET will be Year 2000 compliant by the third quarter of fiscal year 1999.

We are also currently addressing the Year 2000 readiness of third parties whose business interruption could have a material negative impact on our business. All significant vendors and tenants have indicated that they will be compliant by the end of 1999. Such assurances are being evaluated and documented.

Management has determined that at our current state of readiness, the need does not presently exist for a contingency plan. We will continue to evaluate the need for such a plan.

Despite diligent preparation, unanticipated third-party failures, more general public infrastructure failures or failure to successfully conclude our remediation efforts as planned could have a material adverse impact on our results of operations, financial conditions and/or cash flows in 1999 and beyond.

The Partnership had no other material commitments for renovations or capital improvements at September 30, 1998.

Due to the fact that no distributions were made during the nine months ended September 30, 1998 or 1997, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

-------------------------------------------

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



Date: November 13, 1998