Form 10-K
period 1998-12-31
NTS PROPERTIES III
filed 1999-03-31
CIK 703667

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended DECEMBER 31, 1998
                               -----------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----
     EXCHANGE ACT OF 1934


                        For the Transition period from         to
                                                      --------   ---------
                         Commission file number 0-11176
                                                -------
                              NTS-PROPERTIES III
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             GEORGIA                                          61-1017240
  -------------------------------                         ----------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                           Identification No.)



    10172 Linn Station Road
    Louisville, Kentucky 40223                          40223
----------------------------------         ---------------------------------
(Address of principal executive                      (Zip Code)
offices)

Registrant's telephone number, including area code:          (502) 426-4800
                                                            ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          LIMITED PARTNERSHIP INTERESTS
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   YES  X         NO
                                                      ----          ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Exhibit Index: See Page 34

Total Pages: 37

                                TABLE OF CONTENTS



                                                                                                              PAGES
                                                                                                              ------
                                                       PART I

Items 1 and 2              Business and Properties                                                              3-8
Item 3                     Legal Proceedings                                                                      8
Item 4                     Submission of Matters to a Vote
                             of Security Holders                                                                  8


                                                       PART II
Item 5                     Market for the Registrant's Limited Partnership
                             Interests and Related Partner Matters                                                9
Item 6                     Selected Financial Data                                                               10
Item 7                     Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations                                                                       11-17
Item 8                     Financial Statements and Supplementary
                             Data                                                                             18-29
Item 9                     Changes in and Disagreements with
                             Accountants on Accounting and
                             Financial Disclosure                                                                30


                                                      PART III
Item 10                    Directors and Executive Officers of
                             the Registrant                                                                   31-32
Item 11                    Management Remuneration and Transactions                                              32
Item 12                    Security Ownership of Certain Beneficial
                             Owners and Management                                                            32-33
Item 13                    Certain Relationships and Related
                             Transactions                                                                        33



                                                       PART IV

Item 14                    Exhibits, Financial Statement Schedules
                             and Reports on Form 8-K                                                          34-36


Signatures                                                                                                       37


                                     PART I


Items 1. and 2.  BUSINESS AND PROPERTIES

DEVELOPMENT OF BUSINESS

NTS-Properties III (the "Partnership") is a limited partnership organized under the laws of the state of Georgia on June 24, 1982. The General Partner is NTS-Properties Associates, a Georgia limited partnership. As of December 31, 1998, the Partnership owned the following properties:

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

As of December 31, 1998, the Partnership's properties were encumbered by mortgages as shown in the table below:

                                               Interest             Maturity                 Balance
                 Property                        Rate                 Date                 AT 12/31/98
                 --------                      --------             --------               -----------

Plainview Plaza II                               6.89%            04/10/15 (1)             $ 6,656,145

Peachtree Corporate Center                         --                  --                     None

Plainview Triad North                              --                  --                    None (2)

(1) Current monthly principal payments are based upon a 17-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

(2) On March 3, 1999, the Partnership made a $2,000,000 note payable with a bank. The note is secured by Plainview Triad North, bears interest at Prime - 1/4% and is due March 1, 2001.

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant finish improvements as required by lease negotiations at the Partnership's properties. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Tenant finish improvements will be funded by cash flow from operations and/or cash reserves. As of December 31, 1998, the Partnership had no material commitments for tenant finish improvements.

During the third quarter of 1997, the Partnership received notice that the tenant that occupied approximately 65% of Plainview Triad North would vacate the property at the end of the lease term, August 1998. The Partnership was able to negotiate a 30 day renewal (through September 30, 1998) with the tenant for the approximately 63,000 square feet that they leased. The Partnership was also able to negotiate a renewal for approximately 11,000 square feet of the original 63,000 square feet through March 31, 1999. Costs associated with this renewal were not significant. In the opinion of the General Partner of the Partnership, the six-month extension for the 11,000 square feet of space will be all that can be anticipated. As a result, there will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be from $700,000 to $1,000,000, will likely be needed for leasing expenses; especially those needed to refinish space for new tenants.

At Plainview Triad North, the Partnership is renovating the common area and exterior building. These renovations have been designed to make the property more competitive and enhance its value. The estimated cost of the renovations, which began during 1998, is approximately $1,000,000.

The renovation and leasing costs discussed above will be funded from loan proceeds ($2,000,000 note payable discussed above) and cash reserves. If necessary, it may be possible for the Partnership to increase the note payable secured by Plainview Triad North. However, there is no assurance that additional financing will be able to be obtained when needed, or that any financing will be on favorable terms.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Partnership is engaged solely in the business of owning and operating commercial real estate. A presentation of information concerning industry segments is not applicable. See Note 10 in Item 8 for information regarding the Partnership's operating segments.

NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

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

PLAINVIEW PLAZA II

Except as indicated in the table below, base annual rents, which include the cost of utilities, currently range from $11.88 to $15.85 per square foot. The average base annual rental as of December 31, 1998 was approximately $14.69 per square foot. Office space is ordinarily leased for between three to five years with the majority of current leases providing for five year terms (1). Current leases terminate between 1999 and 2004. Some of the leases have renewal options at a rate which is negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. As of December 31, 1998, there were 9 tenants leasing office space aggregating approximately 115,000 square feet of rentable area. The tenants who occupy Plainview Plaza II are professional service-oriented organizations.The principal occupations/professions practiced include real estate, architectural services, a payroll processing center, a data processing center and management offices for a regional grocery chain. Three tenants individually lease more than 10% of Plainview Plaza II's rentable area. The occupancy levels as of December 31 were 100% (1998), 84% (1997),89% (1996), 82% (1995) and 88% (1994). See Item 7 for
average occupancy levels for the period ending December 31, 1998, 1997 and 1996.

(1) Excluding The Kroger Company lease. The current lease term is for a period of eight years and four months. The Kroger Company has been a tenant of Plainview Plaza II since 1979.


The following table contains approximate data concerning the leases in effect on December 31, 1998.


                                                                        Current Base
                                                 Sq. Ft. and            Annual Rental
                                                   % of Net            and % of Gross
                                  Year of          Rentable              Base Annual             Renewal
No. of Tenants                  Expiration           Area                  Rental                Options
---------------                 ---------       ------------           ----------------         ----------

Major tenants (1):
      1                            2002         20,368 (17.7%)       $295,332 (20.1%)             None
      1                            2003         16,937 (14.7%)       $254,052 (17.3%)          1 Five-Year
      1                            2004         53,435 (46.5%)       $567,660 (38.6%)(2)          None

Other Tenants:
      1                            1999          2,121  (1.8%)       $ 25,188  (1.7%)             None
      2                            2000          9,462  (8.3%)       $139,848  (9.5%)           3 One-Year
      2                            2001          5,852  (5.0%)       $ 85,764  (5.8%)             None
      1                            2002          6,839  (5.9%)       $104,292  (7.1%)             None

(1) Major tenants are those that individually occupy 10 percent or more of the rentable square footage.

(2) In accordance with the lease agreement, the tenant pays their own electricity and cleaning costs thus the base rent is below $11.88 per square foot.

PLAINVIEW TRIAD NORTH

Base annual rentals, which include the cost of utilities, currently range from $12.65 to $15.20 per square foot. The average base rental as of December 31, 1998 was approximately $13.80 per square foot. Office space is ordinarily leased for three to five years with the majority of current leases providing for three year terms (1). Current leases terminate between 1999 and 2003. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. As of December 31, 1998, there were 10 tenants leasing office space aggregating approximately 32,000 square feet of rentable area. The tenants who occupy Plainview Triad North are professional service-oriented organizations. The principal occupations/professions practiced include insurance, healthcare, mortgage broker and sales. One tenant individually leases more than 10% of Plainview Triad North's rentable area. The occupancy levels at the office building as of December 31 were 35% (1998), 86% (1997), 91% (1996), 93% (1995) and 95% (1994).
See Item 7 for average occupancy levels for the period ending December 31, 1998, 1997 and 1996.

(1) Excluding an approximately 11,000 square foot lease renewal which expires March 31, 1999. See discussion above.

The following table contains approximate data concerning the leases in effect on December 31, 1998:


                                                                        Current Base
                                                 Sq. Ft. and            Annual Rental
                                                   % of Net            and % of Gross
                                  Year of          Rentable              Base Annual             Renewal
No. of Tenants                  Expiration           Area                  Rental                Options
---------------                 -----------      ------------          ---------------          ----------
Major tenants (1):
      1                            1999         10,788 (11.6%)       $148,584 (33.6%)             None

Other Tenants:
      4                            1999          9,030  (9.7%)       $118,625 (26.8%)             None
      None                         2000               - -                      - -                  - -
      2                            2001          5,468  (5.9%)       $ 78,156 (17.6%)             None
      1                            2002          2,328  (2.5%)       $ 33,720  (7.6%)             None
      2                            2003          4,462  (4.8%)       $ 63,660 (14.4%)             None


(1) Major tenants are those that individually occupy 10 percent or more of the rentable square footage.



PEACHTREE CORPORATE CENTER

Base annual rentals, which exclude the cost of utilities, currently range from $7.17 to $12.48 per square foot for office space, $3.72 to $6.72 per square foot for warehouse space and $3.41 per square foot for mezzanine storage space. The average base annual rental for all space leased as of December 31, 1998 was $6.41 per square foot. Office, warehouse and/or mezzanine storage space is ordinarily leased for between three and five years with the majority of current leases providing for three year terms. Current leases terminate between 1999 and 2004. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance and real estate taxes. As of December 31, 1998, there were 49 tenants leasing office, warehouse and storage space aggregating approximately 167,000 (1) square feet of rentable area, none of which individually leased more than 10% of the business park's rentable area. The tenants who occupy Peachtree Corporate Center are professional service-oriented organizations. The principal occupation/profession practiced is sales-related services. The occupancy levels at the business park as of December 31 were 89% (1998), 86% (1997), 85% (1996), 89% (1995) and 80%
(1994). See Item 7 for average occupancy levels for the period ending December 31, 1998, 1997 and 1996.

(1) Excludes approximately 3,300 square feet which is occupied by the business park's property management and leasing staff.

The following table contains approximate data concerning the leases in effect on December 31, 1998:


                                                                          Current Base
                                                  Sq. Ft. and             Annual Rental
                                                    % of Net             and % of Gross
                                  Year o           Rentable                Base Annual           Renewal
     No. of Tenants             Expiration           Area (3)                Rental              Options
     --------------             ----------       -------------           ---------------       -----------
       Major tenants (2):
         None

       Other tenants:
        14                         1999         56,752 (29.6%)          $359,108 (32.8%)           None
        20                         2000         71,625 (37.2%)          $475,284 (43.8%)           None
        13                         2001         30,350 (15.6%)          $194,608 (17.8%)           None
       None                        2002               - -                      - -                 - -
         1                         2003          5,960  (3.1%)        $ 47,208  (4.3%)             None
         1                         2004          2,100  (1.1%)          $ 13,968  (1.3%)           None



(2) Major tenants are those that individually occupy 10 percent or more of the rentable square footage.

(3) Rentable area includes only ground floor square feet (office and warehouse space).

GENERAL

Additional operating data regarding the Partnership's properties is furnished in the following table.

                                                                                            Peachtree
                                                     Plainview           Plainview          Corporate
                                                      Plaza II         Triad North           Center
                                                     ---------         -----------          ---------
        Federal tax basis                          $ 9,341,034         $ 7,305,303        $ 9,684,600

        Realty tax rate                               $ .01111            $ .01111           $ .03445

                                                                                            Peachtree
                                                     Plainview          Plainview           Corporate
                                                      Plaza II         Triad North           Center
                                                     ---------         -----------          ---------



        Annual realty taxes                           $ 61,842            $ 47,841           $ 96,355

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 3 - 30 years for amenities.



COMPETITION

The Partnership's properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 1998, there are no properties under construction in the respective vicinities in which the properties are located. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

MANAGEMENT OF PROPERTIES

NTS Development Company, an affiliate of NTS Properties Associates, the General Partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a General Partner of NTS Properties Associates. Under the agreement, the Property Manager establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, the Property Manager received $186,416 for the year ended December 31, 1998. The fee is equal to 5% of gross revenues from the Partnership's properties.

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

The term of the Management Agreement between NTS Development Company and the Partnership was for an initial term of five years, and thereafter for succeeding one-year periods, unless canceled. The Agreement is subject to cancellation by either party upon sixty days written notice. As of December 31, 1998, the Management Agreement is still in effect.

WORKING CAPITAL PRACTICES

Information about the Partnership's working capital practices is included in Management Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

SEASONAL OPERATIONS

The Partnership does not consider its operations to be seasonal to any material degree.

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

EMPLOYEES

The Partnership has no employees; however, employees of an affiliate of the General Partner are available to perform services for the Partnership. The Partnership reimburses this affiliate for the actual costs of providing such services. (See Item 8 Note 8 for further discussion of related party transactions).

GOVERNMENTAL CONTRACTS AND REGULATIONS

No portion of the Partnership's business is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the United States Government.


Item 3.  LEGAL PROCEEDINGS

None.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED PARTNER MATTERS

The Partnership had 921 limited partners as of March 1, 1999. There is no established trading market for the limited partnership interests, nor is one likely to develop. Cash distributions and allocations of net income (loss) are made as described in Note 1C to the Partnership's 1998 financial statements.

Annual distributions totaling $7.50 were paid per limited partnership unit during 1996. No distribution was made during 1998 and 1997. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and required cash reserves, as determined by the General Partner, for future leasing costs, tenant finish costs and capital improvements. Distributions were paid quarterly as follows:


                                                     1998                1997                1996
                                                     ----                ----                ----
First quarter                                        $ --                $ --               $ 2.50

Second quarter                                         --                  --                 2.50

Third quarter                                          --                  --                 2.50

Fourth quarter                                         --                  --                  --
                                                     ----                ----                 ----

                                                     $ --                $ --               $ 7.50
                                                     ----                ----                 ----

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1998, 1997 and 1996. The General Partner did not receive a distribution during these years. Distributions were funded by cash flow derived from operating activities.


                                                                             Cash
                                                     Net Income          Distributions         Return of
                                                     Allocated              Declared            Capital
                                                     ----------          -------------         ---------
          Limited Partners:

                 1998                                $ 299,838             $   --               $   --

                 1997                                  239,206                 --                   --

                 1996                                  284,097              108,018                 --

Item 6.  SELECTED FINANCIAL DATA

For the years ended December 31, 1998, 1997, 1996, 1995 and 1994.


                                                    1998             1997             1996               1995             1994
                                                    ----             ----             ----               ----             ----
   Total revenues                               $  3,698,431     $  3,426,290     $  3,265,631        $ 3,073,103      $ 2,960,275

   Total expenses                                 (3,426,517)      (3,291,720)      (3,076,384)        (3,262,493)      (3,157,866)
                                                ------------     ------------     ------------        -----------      -----------

   Net income (loss) before                          271,914          134,570          189,247           (189,390)        (197,591)
   extraordinary item

   Extraordinary item                                (65,258)            --              --                  --              --
                                                ------------     ------------     ------------        -----------      -----------

   Net income (loss)                            $    206,656     $    134,570     $   189,247         $  (189,390)     $  (197,591)
                                                ------------     ------------     ------------        -----------      -----------
                                                ------------     ------------     ------------        -----------      -----------

   Net income(loss) allocated
   to:

    General Partner                             $   (93,182)     $  (104,636)      $ (94,850)        $  (102,894)       $(100,529)
    Limited partners                            $   299,838      $   239,206       $ 284,097         $   (86,496)       $ (97,062)

   Net income (loss) per limited
   partnership       unit                          $  21.64          $ 17.00         $ 19.70            $ (5.58)         $ (6.22)

   Weighted average number
    of limited partnership
    units                                            13,855           14,072          14,418             15,495            15,600

   Cumulative net income (loss) allocated to:

     General Partner                            $(2,488,303)      $(2,395,121)    $(2,290,485)       $(2,195,635)      $(2,092,741)

     Limited partners                           $  (374,639)      $    74,801     $  (164,405)       $  (448,502)      $  (362,006)

   Cumulative taxable income (loss)
    allocated to:

     General Partner                            $(2,578,046)      $(2,737,694)    $(2,845,410)       $(2,696,785)      $(2,545,416)

     Limited partners                           $  (694,314)      $  (851,088)    $  (682,815)         $(928,736)       $(926,612)

   Distributions declared:

    General Partner                                 $  --             $  --           $  --              $  --            $  --
    Limited partners                                $  --             $  --       $ 108,018          $ 154,125         $ 39,000

   Cumulative distributions
    declared:

     General Partners                           $   206,985       $   206,985     $   206,985          $ 206,985        $ 206,985

     Limited partner                            $11,349,845       $11,349,845     $11,349,845        $11,241,827       $11,087,702

   At year end:

    Land, buildings and
     amenities, net                             $10,219,334       $ 9,828,962    $  8,850,783        $ 9,585,286       $10,242,936

   Total assets                                 $11,170,156       $11,122,316    $ 10,975,886        $11,120,854       $11,862,286

   Mortgages Payable                            $ 6,656,145       $ 6,734,603    $  6,859,637        $ 6,964,619       $ 7,060,749


The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. Discussion of certain market risks and our cautionary statements also follow. Management's analysis should be read in conjunction with the financial statements in Item 8 and the cautionary statements below.

The occupancy levels at the Partnership's properties as of December 31 were as follows:


                                                        1998(1)      1997      1996
                                                        -------      ----      ----
          Plainview Plaza II                              100%        84%       89%

          Plainview Triad North (2)                       35%         86%       91%

          Peachtree Corporate Center                      89%         86%       85%

(1) With the exception of Triad North, current occupancy levels are considered adequate to continue the operation of the Partnership's properties. See below for details.

(2) The decrease in occupancy is the result of a tenant vacating 52,000 square feet on September 30, 1998. The tenant previously occupied approximately 63,000 square feet and has only extended through March 31, 1999 for approximately 11,000 square feet. In the opinion of the General Partner of the Partnership, the decrease in year-ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The Average Occupancy levels at the Partnership's properties as of December 31 were as follows:


                                                         1998      1997      1996
                                                         ----      ----      ----
Plainview Plaza II                                        98%       88%       84%

Plainview Triad North                                     75%       90%       93%

Peachtree Corporate Center                                87%       86%       93%

The following is an analysis of material changes in results of operations for the periods ending December 31, 1998, 1997 and 1996. Items that did not have a material impact on operations for the periods listed above have been eliminated from this discussion.

RENTAL AND OTHER INCOME

The rental and other income generated by the Partnership's properties for the years ended December 31 1998, 1997 and 1996 were as follows:


                                                             1998                1997                1996
                                                             ----                ----
 Plainview Plaza II                                        $1,484,593          $1,244,744          $1,091,826

 Plainview Triad North                                     $1,045,951          $1,057,964          $1,017,816

 Peachtree Corporate Center                                $1,153,808          $1,088,708          $1,108,933


RENTAL AND OTHER INCOME increased approximately $300,000 or 10% in 1998. The increase in rental and other income is primarily a result of increased rental rates on lease renewals and increased average occupancy at Peachtree Corporate Center and Plainview Plaza II and increased cost recovery income at all of the Partnership's properties. These increases are partially offset by decreased average occupancy at Plainview Triad North.

Year-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are representative of the entire year's results.

RENTAL AND OTHER INCOME increased approximately $193,000 or 7% in 1997. The increase in rental and other income was a result of increased rental rates on lease renewals at Plainview Plaza II and Plainview Triad North, increased cost recovery income at all the Partnership's properties and increased average occupancy at Plainview Plaza II. These increases are partially offset by decreased average occupancy at Plainview Triad North and Peachtree Corporate Center.

RENTAL INCOME - AFFILIATED decreased approximately $20,000 or 6% in 1997 as a result of NTS Development Company, an affiliate of the General Partners, decreasing its leased space.

INTEREST AND OTHER INCOME includes interest income earned from short-term investments made by the Partnership with cash reserves. Interest income decreased approximately $24,000 or 59% in 1998 and decreased approximately $13,000 or 24% in 1997 primarily as a result of a decrease in cash reserves available for investment.

OPERATING EXPENSES increased approximately $88,000 or 11% in 1998. The increase in operating expenses was primarily driven by the increased occupancy at Plainview Plaza II which resulted in increased janitorial, utility and restroom supply costs. The increase in operating expenses was also a result of the cost to seal and stripe the parking lot at Plainview Triad North.

OPERATING EXPENSES increased approximately $96,000 or 14% in 1997 primarily as the result of increased landscaping and advertising costs at Plainview Plaza II and Plainview Triad North, an increase in HVAC repair and replacement costs at Plainview Plaza II and Peachtree Corporate Center, and increased utility costs at Plainview Plaza II.

OPERATING EXPENSES - AFFILIATED decreased approximately $28,000 or 6% in 1998 primarily as a result of decreased leasing costs partially offset by increased property management costs. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

OPERATING EXPENSES - AFFILIATED increased approximately $126,000 or 40% in 1997 as a result of increased leasing costs at Plainview Triad North and Peachtree Corporate Center and an increase in property management costs at Plainview Triad North. The increase in operating expenses - affiliated is partially offset by a decrease in property management costs at Peachtree Corporate Center.

The 1998 and 1997 WRITE-OFF OF UNAMORTIZED BUILDING, LAND AND TENANT IMPROVEMENTS can primarily be attributed to Plainview Plaza II. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. In order to complete the renovation, it is sometimes necessary to replace improvements which have not been fully depreciated. This results in a write-off of unamortized tenant improvements. The write-off of unamortized building improvements at Plainview Plaza II is the result of the renovations of the common area lobbies, corridors and restrooms. The write-off of unamortized land improvements at Plainview Plaza II is the result of renovations of the sidewalks and landscaping during 1997. The write-off of unamortized building and land improvements represents the cost of assets which had not been fully depreciated.

AMORTIZATION OF CAPITALIZED LEASING COSTS increased approximately $15,000 in 1997 as a result of a special tenant allowance paid to a major tenant at Plainview Plaza II in October 1996.

INTEREST EXPENSE decreased approximately $56,000 or 11% in 1998 as the result of a lower interest rate (6.89%) on the $6,800,000 debt financing obtained by the Partnership on April 1, 1998. Prior to the new financing, the Partnership's debt bore interest at a fixed rate of 9.125% (on an approximately $2,200,000 mortgage payable) and a variable rate based on the 10-year treasury bill rate plus 60 basis points (on a $4,500,000 mortgage payable). The variable interest rate which adjusts quarterly was 6.94% from January to March 1997, 7.39% from April to June 1997, 7.05% from July to September 1997, and 6.68% from October 1997 to March 1998. The decrease in interest expense in 1998 is also a result of principal payments made.

INTEREST EXPENSE decreased approximately $34,000 or 6% in 1997 due to the fact that the interest rate on the $4,500,000 mortgage payable was lower in 1997 compared to 1996. The interest rate was 7.65% from January to June 1996, 7.46% from July to September 1996, and 7.33% from October to December 1996 versus 6.94% from January to March 1997, 7.39% from April to June 1997, 7.05% from July to September 1997, and 6.68% from October to December 1997. The decrease in interest expenses is also due to continued principal payments on the approximately $2,200,000 mortgage payable.

MANAGEMENT FEES are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between years will differ from the fluctuations of management fee expense.

PROFESSIONAL AND ADMINISTRATIVE EXPENSES increased approximately $14,000 or 23% in 1998 primarily as a result of costs incurred in connection with the Tender Offer (see discussion below).

PROFESSIONAL AND ADMINISTRATIVE EXPENSES - AFFILIATED decreased approximately $12,000 or 8% in 1997 primarily as a result of a decrease in salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

DEPRECIATION AND AMORTIZATION increased approximately $137,000 or 16% in 1998 is the result of assets being placed in service. Assets placed in service are primarily tenant improvements at all the Partnership's properties and exterior building and land improvement costs at Plainview Plaza II. The increase in depreciation and amortization expense is partially offset by a portion of the Partnership's assets (primarily tenant finish improvements) becoming fully depreciated. Depreciation is computed using the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 3 - 30 years for amenities. The aggregate costs of the Partnership's properties for Federal tax purposes is approximately $26,341,200.

DEPRECIATION AND AMORTIZATION decreased approximately $63,000 or 7% in 1997 due to the fact that a portion of the Partnership's assets (primarily tenant finish improvements) have become fully depreciated since December 31, 1996. The decrease in depreciation and amortization is partially offset by assets being placed in service since December 31, 1996 primarily tenant, building and land improvements.

The 1998 WRITE-OFF OF UNAMORTIZED LOAN COSTS (recorded as an extraordinary item) relates to the loan costs associated with two mortgages of the Partnership. The unamortized loan costs were expensed due to the fact that the mortgages were repaid April 1, 1998 prior to their maturity (November 1998 and June 2001) as a result of a new mortgage loan obtained April 1, 1998 as discussed above.

CONSOLIDATED CASH FLOWS AND FINANCIAL CONDITION

The majority of the Partnership's cash flow is derived from operating activities.

Cash flows used in investing activities are for tenant finish improvements and other capital additions and are funded by operating activities and cash reserves. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities also include purchases of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its excess cash. The Partnership held the securities until maturity. Cash flows provided by investing activities are from the maturity of investment securities. Cash flows provided by investing activities also include the release of funds escrowed as required by a loan agreement. The funds were required to be escrowed for the replacement of the HVAC system and asphalt paving at Peachtree Corporate Center. The balance in the escrow was returned to the Partnership when the loan was repaid in 1998. Cash flows used in financing activities include principal payments on the mortgages payable, the repurchase of limited partnership Units, cash reserved by the Partnership to fund the Tender Offer and the addition of loan costs. Cash flows provided by financing activities represent the utilization of cash which has been reserved by the Partnership for the repurchase of limited partnership Units and proceeds received from a new mortgage loan obtained April 1, 1998. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1998 except for changes resulting from the new debt financing obtained by the Partnership during 1998 and new debt financing obtained subsequent to year end.

Cash flows provided by (used in):


                                                     1998                     1997                       1996
                                                     ----                     ----                       ----

Operating activities                              $1,295,737               $ 1,075,282               $947,953

Investing activities                                (967,030)               (1,366,451)              (479,330)

Financing activities                                (361,803)                  (13,574)              (523,824)
                                                  ----------               -----------               ---------
Net decrease in cash and
equivalents                                       $  (33,096)              $  (304,743)              $(55,201)
                                                  ----------               -----------               ---------
                                                  ----------               -----------               ---------

Net cash provided by operating activities increased approximately $220,000 or 21% in 1998. This increase was primarily driven by depreciation and amortization, other non-cash changes and an increase in net income before extraordinary item, depreciation and amortization and other non-cash charges.

Net cash provided by operating activities increased approximately $127,000 or 13% in 1997. The increase was driven by an overall decrease in net working capital assets and liabilities (excluding cash) primarily due to increased other liabilities.

Net cash used in investing activities was $967,030, $1,366,451 and $479,330 in 1998, 1997 and 1996, respectively. Net cash used in investing activities decreased in 1998 as compared to 1997 as a result of increased funds received from the escrow which was required by a loan agreement and the fact that no investment securities were purchased during 1998. Net cash used in investing activities increased in 1997 as compared to 1996 primarily as a result of increased capital expenditures and decreased funds received from the escrow, and net purchases of investment securities over maturities.

Net cash used in financing activities was $361,803, $13,574 and $523,824 in 1998, 1997 and 1996, respectively. Net cash used in financing activities increased in 1998 as compared to 1997 as a result of funds being reserved for the purchase of limited partnership Units through the Tender Offer, higher repurchases of limited partnership Units through the Interest Repurchase Reserve and the payment of loan costs. Net cash used in financing activities decreased in 1997 as compared to 1996 as a result of decreased cash distributions and fewer repurchases of limited partnership Units through the Interest Repurchase Reserve.

The Partnership indefinitely suspended distributions starting December 31, 1996 as a result of the anticipated decrease in occupancy at Plainview Triad North. During 1996, a .75% (annualized) cash distribution in the amount of $108,018 was made. The annualized distribution rate is calculated as a percent of the initial equity. The limited partners received 100% of these distributions. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of December 31) were $233,844, $368,531 and $571,683 at December 31, 1998, 1997 and 1996, respectively.

In the next 12 months, the General Partner expects the demand on future liquidity to increase as a result of future leasing activity driven primarily by the decreased occupancy at Plainview Triad North.

Demand on future liquidity is also expected to increase as a result of the common area and exterior building renovation which is currently ongoing at Plainview Triad North. The renovations have been designed to make the property more competitive and enhance its value. The estimated cost of the renovation is approximately $1,000,000. It is anticipated that the cash flow from operations, cash reserves and funds available on the $2,000,000 loan obtained subsequent to December 31, 1998 will be sufficient to meet the needs of the Partnership. As of December 31, 1998, the Partnership had no material commitments for tenant finish improvements.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1998, 1997 and 1996. The General Partner did not receive a distribution during these years. Distributions were funded by cash flow derived from operating activities.


                                                                    Cash
                                            Net Income          Distributions           Return of
                                            Allocated             Declared               Capital
                                            ----------          -------------           ---------
Limited Partners:

                1998                        $299,838             $    --                $    --

                1997                         239,206                  --                     --

                1996                         284,097                108,018                  --

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in 1995. During the years ended December 31, 1998, 1997 and 1996, the Partnership has funded $75,000, $0, and $243,700, respectively, to the reserve. Through December 31, 1998, the Partnership has repurchased a total of 1,830 Units for $393,240 at a price ranging from $208 to $250 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The funds remaining in the Interest Repurchase Reserve at the commencement of the Tender Offer (discussed below) were returned to unrestricted cash for utilization in the Partnership's operations.

On September 30, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, ("the Offerors") commenced a Tender Offer to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $250 per Unit. Although the Partnership and ORIG, LLC believe that this price is appropriate, the price of $250 per Unit may not equate to the fair market value or the liquidation value of the Unit, and is less than the book value per Unit as of the offering date. Approximately $285,000 ($250,000 to purchase 1,000 Units plus approximately $35,000 for expenses associated with the Offer) is required to purchase all 1,000 Units. The offer stated that the Partnership will purchase the first 500 Units tendered and will fund its purchases and its portion of the expenses from cash reserves. If more than 500 Units are tendered, ORIG, LLC will purchase up to an additional 500 Units. If more than 1,000 Units are tendered, the Partnership and ORIG, LLC may choose to acquire the additional Units on the same terms. Otherwise, tendered Units will be purchased on a pro rata basis up to 1,000. Units that are acquired by the Partnership will be retired. The General Partner, NTS-Properties Associates, does not intend to participate in the Tender Offer.

Under the terms of the Offer, the Offer was to expire December 29, 1998 unless extended. As of December 29, 1998, 729 Units were tendered pursuant to the Offer. The Partnership repurchased 500 Units at a cost of $125,000 and ORIG, LLC purchased 229 Units at a cost of $57,250. The expiration of the Offer has been extended to March 31, 1999 and any or all properly tendered units will be accepted.

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

YEAR 2000

All divisions of NTS, the General Partner of the Partnership, are reviewing the effort necessary to prepare our information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions have been addressed separate for the Year 2000 since the Partnership saw the need to move to more advanced management and accounting systems made available by new technology and software developments during the decade of the 1990's.

The PILOT software system, purchased in the early 1990's, needed to be replaced by a windows based network system both for our headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California has been selected to supercede PILOT. The Yardi system has been tested and is compatible with Year 2000 and beyond. This system is being implemented with the help of third party consultants and should be fully operational by the third quarter of 1999. Our system for multi-family apartment locations was converted to GEAC's Power Site System earlier in 1998 and is Year 2000 compliant.

The few remaining systems not addressed by these conversions are being modified by our in-house staff of programmers. The Hewlett Packard 3000 system, used for PILOT and custom applications, was purchased in 1997 and will be part of our new network. It will be retained as long as necessary to assure smooth operations and has been upgraded to meet Year 2000 requirements.

All risks identified with information technology are believed to be addressed by these plans.

The cost of these advances in our systems technology is not all attributable to the Year 2000 issue since we had already identified the need to move to a network based system regardless of the Year 2000. The costs involved will be approximately $55,000 over 1998 and 1999. Costs incurred through December 31, 1998 are approximately $10,000. These costs primarily include hardware and software.

NTS property management staff has been surveying our vendors to evaluate embedded technology in our alarm systems, HVAC controls, telephone systems and other computer associated facilities. In a few cases, equipment is being replaced. In some cases circuitry is being upgraded. The cost involved is still being evaluated. There are no known significant risks that are currently without solutions. Management anticipates that applications involving ET will be Year 2000 compliant by the third quarter of 1999.

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

Despite diligent preparation, unanticipated third-party failures, inability of our tenants to pay rent when due, more general public infrastructure failures or failure to successfully conclude our remediation efforts as planned could have a material adverse impact on our results of operations, financial conditions and/or cash flows in 1999 and beyond.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate with the exception of the $2,000,000 note payable which the Partnership obtained subsequent to December 31, 1998. At December 31, 1998, a hypothetical 100 basis point increase in interest rates would result in an approximately $420,000 decrease in the fair value of debt.

CAUTIONARY STATEMENTS

Some of the statements included in Items 1 and 2, Business and Properties and
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To NTS-Properties III:

We have audited the accompanying balance sheets of NTS-Properties III, (a Georgia limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties III as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on pages 35 and 36 are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                                             ARTHUR ANDERSEN LLP


Louisville, Kentucky
March 12, 1999

                                              NTS-PROPERTIES III

                                                BALANCE SHEETS

                                       AS OF DECEMBER 31, 1998 AND 1997




                                                                            1998                1997
                                                                            ----                ----
ASSETS

Cash and equivalents                                                   $   233,844         $   266,940

Cash and equivalents - restricted                                          139,350             284,599

Investment securities                                                         --               101,591

Accounts receivable, net of allowance
 for doubtful accounts of $3,034 (1998) and $42,035 (1997)
                                                                           184,327             269,922

Land, buildings and amenities, net                                      10,219,334           9,828,962

Other assets                                                               393,301             370,302
                                                                      ------------         -----------
                                                                       $11,170,156         $11,122,316
                                                                      ------------         -----------
                                                                      ------------         -----------

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                                                       $6,656,145         $ 6,734,603

Accounts payable--operations                                                40,632              36,773

Accounts payable - construction                                            180,272             102,655

Security deposits                                                           98,611             103,816

Other liabilities                                                           73,550             155,179
                                                                      ------------         -----------
                                                                         7,049,210           7,133,026
Commitments and contingencies (Note 9)

Partners' equity                                                         4,120,946           3,989,290
                                                                      ------------         -----------

                                                                      $ 11,170,156         $11,122,316
                                                                      ------------         -----------
                                                                      ------------         -----------

The accompanying notes to financial statements are an integral part of these statements.

                               NTS-PROPERTIES III

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                               1998                  1997                 1996
                                                                               ----                  ----                 ----
Revenues:

 Rental income, net of provision for
  doubtful accounts of $1,943 (1998), $28,661 (1997) and $53,043 (1996)    $ 3,386,729            $ 3,090,978          $ 2,898,415

  Rental income--affiliated                                                    295,336                295,031              314,499

 Interest and other income                                                      16,366                 40,281               52,717
                                                                           -----------            -----------          -----------
                                                                             3,698,431              3,426,290            3,265,631
Expenses:
 Operating expenses                                                            882,594                794,637              699,602

 Operating expenses--affiliated                                                412,338                440,458              313,956

 Write-off of unamortized building, land and tenant
  improvements                                                                  48,108                 86,406                 --

 Amortization of capitalized leasing costs
                                                                                25,481                 24,423                9,707

 Interest Expense                                                              468,749                524,901              558,878

 Management fees                                                               186,416                168,006              158,463

 Real estate taxes                                                             206,038                206,603              210,797

 Professional and administrative
  expenses                                                                      74,514                 60,604               64,251

 Professional and administrative
  expenses - affiliated                                                        133,297                133,969              145,814

 Depreciation and amortization                                                 988,982                851,713              914,916
                                                                           -----------            -----------          -----------
                                                                             3,426,517              3,291,720            3,076,384
                                                                           -----------            -----------          -----------

Net income before extraordinary item                                           271,914                134,570              189,247

 Extraordinary item-write-off of unamortized loan
  costs                                                                        (65,258)                  --                   --
                                                                           -----------            -----------          -----------

Net income                                                                 $   206,656            $   134,570          $   189,247
                                                                           -----------            -----------          -----------
                                                                           -----------            -----------          -----------

Net income allocated to the limited partners:
  Income before extraordinary item                                         $   364,443            $   239,206          $   284,097

  Extraordinary item                                                           (64,605)                  --                   --
                                                                           -----------            -----------          -----------


Net income                                                                 $   299,838            $   239,206          $   284,097
                                                                           -----------            -----------          -----------
                                                                           -----------            -----------          -----------
Net income per limited partnership Unit:
  Income before extraordinary item                                            $ 26.30                $ 17.00              $ 19.70
  Extraordinary item                                                            (4.66)                   --                   --
                                                                           -----------            -----------          -----------


Net income                                                                    $ 21.64                $ 17.00              $ 19.70
                                                                           -----------            -----------          -----------
                                                                           -----------            -----------          -----------

Weighted average number of Units                                                13,855                 14,072               14,418
                                                                           -----------            -----------          -----------
                                                                           -----------            -----------          -----------

The accompanying notes to financial statements are an integral part of these statements.

                               NTS-PROPERTIES III

                       STATEMENTS OF PARTNERS' EQUITY (1)

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                                                      Limited              General
                                                                      Partners             Partners               Total
                                                                      --------             --------               -----
Balances at December 31, 1995                                        $ 3,753,671          $   182,060          $ 3,935,731

 Net income (loss)                                                       284,097              (94,850)             189,247

 Distributions declared                                                (108,018)                --                (108,018)

 Repurchase of limited partnership units                               (156,832)                --                (156,832)
                                                                     -----------          -----------          -----------
Balance at December 31, 1996                                           3,772,918               87,210            3,860,128

 Net income(loss)                                                        239,206             (104,636)             134,570

 Repurchase of limited partnership
  units                                                                   (5,408)                --                 (5,408)
                                                                     -----------          -----------          -----------
Balances at December 31, 1997                                          4,006,716              (17,426)           3,989,290

 Net income (loss)                                                       299,838              (93,182)             206,656

 Repurchase of limited partnership units                                 (75,000)                --                (75,000)
                                                                     -----------          -----------          -----------

Balances at December 31, 1998                                        $ 4,231,554          $  (110,608)         $ 4,120,946
                                                                     -----------          -----------          -----------
                                                                     -----------          -----------          -----------

The accompanying notes to financial statements are an integral part of these statements.

(1) For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, REPORTING COMPREHENSIVE INCOME.

                               NTS-PROPERTIES III

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                        1998              1997           1996
                                                                                        ----              ----           ----

   CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                                      $   206,656       $   134,570       $   189,247

   Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for doubtful accounts                                                     1,943            28,661            53,043

     Accrued interest on investment securities                                             923              (923)            1,402

     Write-off of unamortized building, land and
      tenant improvements                                                                48,108           86,406              --

     Write-off of unamortized loan costs                                                 65,258             --                --

     Amortization of capitalized leasing costs                                           25,481           24,423             9,707

     Depreciation and amortization                                                      988,983          851,713           914,916

     Change in assets and liabilities:

      Cash and equivalents--restricted                                                   (3,384)          (4,595)             (446)

      Accounts receivable                                                                83,652          (99,613)          (75,202)

      Other assets                                                                      (38,907)         (39,079)         (165,294)

      Accounts payable--operations                                                        3,859          (60,929)           24,895

      Security deposits                                                                  (5,205)          10,882            (2,560)

      Other liabilities                                                                 (81,630)          143,766           (1,755)
                                                                                    -----------       -----------      -----------
     Net cash provided by operating activities                                        1,295,737         1,075,282          947,953
                                                                                    -----------       -----------      -----------
   CASH FLOWS FROM INVESTING ACTIVITIES

   Additions to land, buildings, amenities and
    construction in progress                                                         (1,341,331)       (1,270,002)        (685,003)

   Decrease in cash equivalents - restricted                                            273,633             4,219          104,020

   Purchase of investment securities                                                       --            (304,521)        (855,999)

   Maturity of investment securities                                                    100,668           203,853          957,652
                                                                                    -----------       -----------      -----------
     Net cash used in investing activities                                             (967,030)       (1,366,451)        (479,330)
                                                                                    -----------       -----------      -----------
   CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in mortgage payable                                                       6,800,000              --               --

   Cash distributions                                                                      --                --           (145,142)

   Principal payments on mortgages payable                                           (6,878,458)         (125,034)        (104,982)

   Increase in loan costs                                                               (83,345)             --               --

   Repurchase of limited partnership Units                                              (75,000)           (5,408)        (156,832)

   Decrease (increase)in cash and equivalent
     --restricted                                                                      (125,000)          116,868         (116,868)
                                                                                    -----------       -----------      -----------

     Net cash used in financing activities                                             (361,803)          (13,574)        (523,824)
                                                                                    -----------       -----------      -----------

     Net decrease in cash and equivalents                                               (33,096)         (304,743)         (55,201)
                                                                                    -----------       -----------      -----------

   CASH AND EQUIVALENTS, beginning of period                                            266,940           571,683          626,884
                                                                                    -----------       -----------      -----------
   CASH AND EQUIVALENTS, end of period                                             $    233,844       $   266,940      $   571,683
                                                                                    -----------       -----------      -----------
                                                                                    -----------       -----------      -----------
   Interest paid on a cash basis                                                   $    444,145       $   570,819      $   560,389
                                                                                    -----------       -----------      -----------
                                                                                    -----------       -----------      -----------

The accompanying notes to financial statements are an integral part of these statements.

                               NTS-PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


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

                  The reconciliation of net income for financial statement purposes and for income tax reporting is as follows:


                                                                       1998               1997               1996
                                                                       ----               ----               ----
                     Net income                                     $ 206,656           $ 134,570          $ 189,247

                    Items handled differently for tax purposes:

                       Depreciation                                   409,636            (204,471)          (111,830)

                       Write-off of unamortized
                        building and tenant
                        improvements                                 (116,602)            (86,819)           (22,864)

                       Rental income                                 (145,195)            139,596             47,180

                       Allowance for doubtful
                        accounts                                      (39,001)            (39,945)            (8,352)

                       Other                                              928              (3,490)             3,915
                                                                    ---------           ---------          ---------
                     Taxable income(loss)                           $ 316,422           $ (60,559)         $  97,296
                                                                    ---------           ---------          ---------
                                                                    ---------           ---------          ---------


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

         F)       CASH AND EQUIVALENTS - RESTRICTED

                  Cash and equivalents - restricted represent 1)escrow funds which are to be released as the heating, ventilating and air conditioning ("HVAC") system at Peachtree Corporate Center is replaced (December 1997 balance only), 2) funds which have been escrowed with a mortgage company for NTS Plainview Plaza II's property taxes in accordance with the loan agreement, 3) funds which the partnership has reserved for the repurchase of limited Partnership Units, (December 1997 balance only) and 4) funds which the Partnership has reserved for the repurchase of limited partnership Units under the Tender Offer (December 1998 balance only) (see Note 4). The funds escrowed for HVAC system replacements were released April 1, 1998 when the $4,500,000 mortgage payable to an insurance company was repaid.

         G)       INVESTMENT SECURITIES

                  Investment securities represent investments in Certificates of Deposit or securities issued by the U. S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During 1998, 1997, and 1996, the Partnership sold no investment securities. As of December 31, 1998, the Partnership held no investment securities.

                  The following provides details regarding the investments held at December 31, 1997:


                                                                     Amortized        Maturity        Value at
                                        Type                             Cost           Date          Maturity
                                        ----                         ---------        --------        --------
                     Certificate of deposit                          $101,591         02/13/98         $102,232
                                                                     ---------        --------         --------
                                                                     ---------        --------         --------


8)       BASIS OF PROPERTY AND DEPRECIATION

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

                  Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the years ended December 31, 1998, 1997 and 1996 did not result in an impairment loss.

         I)       RENTAL INCOME AND DEFERRED LEASING COMMISSIONS

                  Certain of the Partnership's lease agreements are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totaled $129,197 and $52,072 at December 31, 1998 and 1997, respectively. All commissions paid to leasing agents are deferred and amortized on a straight-line basis over the term of the lease to which they apply.

         J)       ADVERTISING

                  The Partnership expenses advertising-type costs as incurred. Advertising expense was immaterial to the Partnership during the years ended December 31, 1998, 1997 and 1996.

         K)       STATEMENTS OF CASH FLOWS

                  For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

         L)       RECLASSIFICATIONS OF 1997 FINANCIAL STATEMENTS

                  Certain reclassifications have been made to the December 31, 1997financial statements to conform with December 31, 1998 classifications. These reclassifications have no material effect on previously reported operations.


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

3.       INTEREST REPURCHASE RESERVE

         Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in 1995. During the years ended December 31, 1998, 1997 and 1996, the Partnership has funded $75,000, $0, and $243,700, respectively, to the reserve through December 31, 1998, the Partnership has repurchased a total of 1,830 Units for $393,240 at a price ranging from $208 to $250 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The funds remaining in the Interest Repurchase Reserve at the commencement of the Tender Offer (see Note 4) were returned to unrestricted cash for utilization in the Partnership's operations.

4.       TENDER OFFER

         On September 30, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, ("the Offerors") commenced a Tender Offer to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $250 per Unit. Although the Partnership and ORIG, LLC believe that this price is appropriate, the price of $250 per Unit may not equate to the fair market value or the liquidation value of the Unit, and is less than the book value per Unit. Approximately $285,000 ($250,000 to purchase 1,000 Units plus approximately $35,000 for expenses associated with the Offer) is required to purchase all 1,000 Units. The offer stated that the Partnership will purchase the first 500 Units tendered and will fund its purchases and its portion of the expenses from cash reserves. If more than 500 Units are tendered, ORIG, LLC will purchase up to an additional 500 Units. If more than 1,000 Units are tendered, the Partnership and ORIG, LLC may choose to acquire the additional Units on the same terms. Otherwise, tendered Units will be purchase on a pro rata basis up to 1,000. Units that are acquired by the Partnership will be retired. The General Partner, NTS-Properties Associates, does not intend to participate in the Tender Offer. Under the terms of the Offer, the Offer was to expire December 29, 1998 unless extended.

       As of December 29, 1998, 729 Units were tendered pursuant to the Offer. The Partnership repurchased 500 Units at a cost of $125,000 and ORIG, LLC purchased 229 Units at a cost of $57,250. The expiration date of the Offer has been extended to March 31, 1999 and any or all properly tendered units will be accepted.


5.       LAND, BUILDINGS AND AMENITIES

         The following schedule provides an analysis of the Partnership's investment in property held for lease as of December 31:

                                                                                  1998                 1997
                                                                                  ----                 ----
                      Land and improvements                                   $ 4,737,375          $ 4,583,398

                      Buildings and improvements                               21,481,396           20,645,400

                      Amenities                                                   122,429              126,788
                                                                              -----------          -----------
                                                                               26,341,200           25,355,586

                      Less accumulated depreciation                            16,121,866           15,526,624
                                                                              -----------          -----------
                                                                              $10,219,334          $ 9,828,962
                                                                              -----------          -----------
                                                                              -----------          -----------


6.       MORTGAGES PAYABLE

         Mortgages payable as of December 31 consist of the following:



                                                                                  1998                1997
                                                                                  ----                ----
        Mortgage payable to an insurance company, bearing interest at
        6.89%, maturing April 10, 2015, secured by land and building          $ 6,656,145         $   --




                                                                                        1998                1997
                                                                                        ----                ----

              Mortgage payable to an insurance company, bearing interest at
              9.125%, maturing November 1, 1998 secured by land and building
                                                                                           --             2,234,603
              Mortgage payable to an insurance company maturing June 1, 2001, secured by land and buildings, bearing a variable interest rate based on the 10-year treasury bill rate plus 60 basis points. The rate is adjusted quarterly.  The current rate at December 31, 1997
              is 6.68%                                                                     --             4,500,000
                                                                                    -----------         -----------
                                                                                    $ 6,656,145         $ 6,734,603
                                                                                    -----------         -----------
                                                                                    -----------         -----------


         The mortgage is payable in monthly installments of $56,650, which includes principal, interest and property tax escrow.

         Scheduled maturities of debt are as follows:


             For the Years Ended December 31,                                   Amount
             --------------------------------                                  ---------
                               1999                                          $   228,522
                               2000                                              244,774
                               2001                                              262,182
                               2002                                              280,828
                               2003                                              300,800
                         Thereafter                                            5,339,039
                                                                             -----------
                                                                             $ 6,656,145
                                                                             -----------
                                                                             -----------

         Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt approximates carrying value.

6.       MORTGAGES PAYABLE - CONTINUED

         Subsequent to December 31, 1998, the Partnership made a $2,000,000 note payable with a bank. The note is secured by Plainview Triad North, bears interest at the Prime Rate - 1/4% and is due March 1, 2001.

7.       RENTAL INCOME UNDER OPERATING LEASES

         The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 1998:


             For the Years Ended December 31,                                   Amount
             --------------------------------                                  ---------
                             1999                                            $ 2,446,061



                             2000                                              2,000,339
                             2001                                              1,541,894
                             2002                                                996,858
                             2003                                                708,574
                         Thereafter                                              615,924
                                                                             -----------

                                                                             $ 8,309,650
                                                                             -----------
                                                                             -----------


8.       RELATED PARTY TRANSACTIONS

         Property management fees of $186,416 (1998), $168,006 (1997) and
         $158,463 (1996) were paid to NTS Development Company, an affiliate of the General Partner, pursuant to an agreement with the Partnership. The fee is equal to 5% of gross revenues from the Partnership's properties. Also permitted by an agreement with the Partnership, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $80,897 and $74,367 as a repair and maintenance fee during the years ended December 31, 1998 and 1997, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by an agreement, the Partnership also was charged the following amounts from NTS Development Company for the years ended December 31, 1998, 1997 and 1996. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                     1998             1997             1996
                                                                     ----             ----             ----

                      Leasing                                      $169,294         $279,851         $144,372

                      Administrative                                132,949          166,422          175,414

                      Property manager                              230,315          171,324          182,750

                      Other                                          59,411           28,460           21,515
                                                                   --------         --------         --------

                                                                   $591,969         $646,057         $524,051
                                                                   --------         --------         --------
                                                                   --------         --------         --------

         During 1998, NTS Development Company leased 20,368 square feet in Plainview Plaza II at a rental rent of $14.50 per square foot. The Partnership received approximately $295,000 in rental payments from NTS Development Company during 1998.

         During January 1997, NTS Development Company leased 23,160 square feet of the available space in Plainview Plaza II at a base rent of $13.50 per square foot. During February and March of 1997, NTS Development Company leased 20,368 square feet. Effective April 1, 1997, the NTS Development Company lease was extended for five years to March 2002 at a rental rate of $14.50 per square foot for 20,368 square feet. The Partnership received approximately $295,000 in rental payments from NTS Development Company during 1997.

         During the year ended December 31, 1996, NTS Development Company leased approximately 23,000 square feet of the available space in the Plainview Plaza II property at a base rent of approximately $13.50 per square foot. The Partnership received approximately $314,000 in rental payments from NTS Development Company during 1996.

9.       COMMITMENTS AND CONTINGENCIES

         One tenant at Plainview Triad North occupied approximately 65% of the building. During the third quarter of 1997, the Partnership received notice that the tenant will vacate the property at the end of the lease term, August 1998. The Partnership was able to negotiate a 30 day renewal (through September 30, 1998) with the tenant for approximately 63,000 square feet that they leased. The Partnership was also able to negotiate a renewal for approximately 11,000 square feet of the original 63,000 square feet through March 31, 1999. Costs associated with this renewal were not significant. In the opinion of the General Partner of the Partnership, the six-month extension for the 11,000 square feet of space will be all that can be anticipated. As a result, there will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be from $700,000 to $1,000,000, will likely be needed for leasing expenses; especially those needed to refinish space for new tenants.

         At Plainview Triad North, the Partnership is renovating the common area and exterior building. These renovations have been designed to make the property more competitive and enhance its value. The estimated cost of the renovations which began during 1998 is approximately $1,000,000.

         The renovation and leasing costs discussed above will be funded from loan proceeds ($2,000,000 note payable obtained March 3, 1999) and cash reserves. If necessary, it may be possible for the Partnership to increase the note payable secured by Plainview Triad North. However, there is no assurance that additional financing will be able to be obtained when needed, or that any financing will be on favorable terms.

10.      SEGMENT REPORTING

         The Partnership adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to limited partners. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The standard also allows entities to aggregate operating segments into a single segment if the segments are similar in each of the six criteria set forth in SFAS No.
         131. The Partnership's chief operating decision-maker is the General Partner.

         The Company's reportable operating segments include only one segment that is Commercial real estate operations.

11.      SUBSEQUENT EVENT

         On March 3, 1999 the Partnership made a $2,000,000 note payable with a bank. The note is secured by Plainview Triad North, bears interest at Prime - 1/4% and is due March 1, 2001. A portion of the proceeds of the note will be used for renovation costs of the common area and exterior building at Plainview Triad North. The proceeds will also be needed for leasing expenses, especially those needed to refinish space for new tenants.

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

The General Partners of NTS-Properties Associates are as follows:

J. D. NICHOLS

Mr. Nichols (age 57) is the managing General Partner of NTS-Properties Associates and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

L. C. AROH

Mr. Aroh (age 69) has been an independent real estate developer for the past ten years. He is a partner in a number of real estate developments with the principals of NTS Development Company.

NTS CAPITAL CORPORATION

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. J. D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

ALLIANCE REALTY CORPORATION

Alliance Realty Corporation was formed in September 1982, and is a wholly-owned subsidiary of S.N. Alliance, Inc. S.N. Alliance, Inc. is also the parent corporation of Stifle, Nicolas & Company, Inc. which acted as the Dealer Manager in connection with the offering for the interests.

GARY D. ADAMS

Mr. Adams (age 53) is Senior Vice President of NTS Development Company. Since joining the NTS organization in May 1977, Mr. Adams has been involved in the development, construction and management of properties in the southeast region.

A. TONI RIZZO

Mr. Rizzo (age 51) joined Abel Construction during 1995 as the Director of Business Development. From 1985 to 1995, Mr. Rizzo was an officer of the Huntington Group and prior to 1985 was an employee of NTS Development Company.

The Manager of the Partnership's properties is NTS Development Company, the executive officers and/or directors of which are Messrs. J. D. Nichols, Richard
L. Good and Brian F. Lavin.

RICHARD L. GOOD

Mr. Good (age 59), Vice Chairman of NTS Corporation and NTS Development Company and Chairman of the Board of NTS Securities, Inc., joined the Manager in January 1985. From 1981 through 1984, he was Executive Vice President of Jacques-Miller, Inc., a real estate syndication, property management and financial planning firm in Nashville, Tennessee.

BRIAN F. LAVIN

Mr. Lavin (age 45), President of NTS Corporation and NTS Development Company joined the Manager in June 1998. Prior to joining NTS, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

Item 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

The officers and/or directors of the corporate General Partner receive no direct remuneration in such capacities. The Partnership is required to pay a property management fee based on gross rentals to NTS Development. The Partnership is also required to pay to NTS Development company a repair and maintenance fee on costs related to specific projects. Also, NTS Development Company provides certain other services to the Partnership. See Note 8 to the financial statements which sets forth transactions with NTS Development Company for the years ended December 31, 1998, 1997 and 1996.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - CONTINUED


       NTS Capital Corporation
       10172 Linn Station Road                   2.67%
       Louisville, Kentucky 40223

       Alliance Realty Corporation
       500 North Broadway                        0.10%
       St. Louis, Missouri 63102


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Property management fees of $186,416 (1998), $168,006 (1997) and $158,463 (1996)
were paid to NTS Development Company, an affiliate of the General Partner, pursuant to an agreement with the Partnership. The fee is equal to 5% of gross revenues from the Partnership's properties. Also permitted by an agreement with the Partnership, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $80,897 and $74,367 and as a repair and maintenance fee during the years ended December 31, 1998 and 1997, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by an agreement, the Partnership also was charged the following amounts from NTS Development Company for the years ended December 31, 1998, 1997 and 1996. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                     1998             1997             1996
                                                                     ----             ----             ----
                      Leasing                                      $169,294         $279,851         $144,372

                      Administrative                                132,949          166,422          175,414

                      Property manager                              230,315          171,324          182,750

                      Other                                          59,411           28,460           21,515
                                                                   --------         --------         --------
                                                                   $591,969         $646,057         $524,051
                                                                   --------         --------         --------
                                                                   --------         --------         --------


During 1998, NTS Development Company leased 20,368 square feet in Plainview Plaza II at a rental rate of $14.50 per square foot. The Partnership received approximately $295,000 in rental payments from NTS Development Company during 1998.

During January 1997, NTS Development Company leased 23,160 square feet of the available space in Plainview Plaza II at a base rent of $13.50 per square foot. During February and March of 1997, NTS Development Company leased 20,368 square feet. Effective April 1, 1997, the NTS Development Company lease was extended for five years to March 2002 at a rental rate of $14.50 per square foot for 20,368 square feet. The Partnership received approximately $295,000 in rental payments from NTS Development Company during 1997.

During the year ended December 31, 1996, NTS Development Company leased approximately 23,000 square feet of the available space in the Plainview Plaza II property at a base rent of approximately $13.50 per square foot. The Partnership received approximately $314,000 in rental payments from NTS Development Company during 1996.

                                     PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.       Financial statements

         The financial statements for the years ended December 31, 1998, 1997, 1996 together with the report of Arthur Andersen LLP dated March 12, 1999, appear in Item 8. The following financial statement schedules should be read in conjunction with such financial statements.

2.       Financial statement schedules


        Schedules:                                                                           PAGE NO.
                                                                                             ----------
        III - Real Estate and Accumulated Depreciation                                        37-38

         All other schedules have been omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

3.       Exhibits

        Exhibit No.                                                                          Page No.
        ----------                                                                           ----------

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


4.       Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended December 31, 1998.

                               NTS-PROPERTIES III

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 1998


                                                                                               Peachtree
                                                           Plainview        Plainview          Corporate
                                                           Plaza II        Triad North         Center               Total
                                                           ---------       -----------         ----------           -----
Encumbrances                                                  (A)

Initial cost to partnership:
  Land                                                   $ 1,379,172       $ 1,217,886       $ 1,408,375          $ 4,005,433

  Buildings and improvements                               4,963,604         4,512,172         6,231,114           15,706,890


Cost capitalized subsequent to acquisition:

  Improvements                                             2,998,258         1,575,245         2,045,111            6,618,614

  Carrying costs                                                --                --                --                   --


Gross amount at which carried December 31, 1998 (C):

  Land                                                   $ 1,765,889       $ 1,300,079       $ 1,671,407          $ 4,737,375

  Buildings and improvements                               7,575,145         6,005,224         8,013,193           21,593,562
                                                         -----------       -----------       -----------       ---------------
  Total                                                  $ 9,341,034       $ 7,305,303       $ 9,684,600          $26,330,937 (D)
                                                         -----------       -----------       -----------       ---------------
Accumulated depreciation                                 $ 4,963,561       $ 4,250,845       $ 6,907,460          $16,121,866
                                                         -----------       -----------       -----------       ---------------
                                                         -----------       -----------       -----------       ---------------
Date of construction                                             N/A               N/A               N/A

Date Acquired                                                  01/83             02/83             01/83

Life at which depreciation in
 latest income statement is
 computed                                                        (C)               (C)               (C)


(A)      First mortgage held by an insurance company.

(B)      Aggregate cost of real estate for tax purposes is $26,341,200.

(C) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 5 - 30 years for buildings and improvements and 3 - 30 years for amenities.

(D) Reconciliation, net of accumulated depreciation to consolidated financial statements:


         Total Gross Cost at December 31, 1998                                                    $ 26,330,937

          Additions to Partnership for computer hardware and software in 1998                           10,263
                                                                                                  ------------


         Balance at December 31, 1998                                                               26,341,200

          Less Accumulated Depreciation                                                            (16,121,866)
                                                                                                  ------------
          Land, Buildings and amenities, net at December 31, 1998                                 $ 10,219,334
                                                                                                  ------------
                                                                                                  ------------



                               NTS-PROPERTIES III

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                    Real             Accumulated
                                                                                   Estate             Depreciation

         Balances at December 31, 1995                                          $ 23,832,031            $ 14,246,745

         Additions during period:

         Improvements (a)                                                           160,532                     --

         Depreciation (b)                                                              --                    894,435

         Deductions during period:

         Retirements                                                                (72,176)                 (71,576)
                                                                               ------------             ------------
         Balances at December 31, 1996                                           23,920,387               15,069,604


         Additions during period:

          Improvements (a)                                                        1,856,340                      --

          Depreciation (b)                                                             --                    831,231

         Deductions during period:

          Retirements                                                              (460,618)                (374,211)
                                                                               ------------             ------------
         Balances at December 31, 1997                                           25,316,109               15,526,624

         Additions during period:

          Improvements (a)                                                        1,458,427                     --

          Depreciation (b)                                                             --                    980,469

         Deductions during period:

          Retirements                                                              (433,336)                (385,227)
                                                                               ------------             ------------
         Balances at December 31, 1998                                         $ 26,341,200             $ 16,121,866
                                                                               ------------             ------------
                                                                               ------------             ------------



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


                                    NTS-PROPERTIES III
                                    ------------------
                                       (Registrant)

                                    BY:   NTS-Properties Associates,
                                          General Partner
                                    BY:   NTS Capital Corporation,
                                          General Partner


                                          /S/ BRIAN F. LAVIN
                                          ----------------------------------
                                          Brian F. Lavin
                                          President



Date: March 31, 1998


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

              SIGNATURE                                   TITLE



/S/ J. D. NICHOLS                      General Partner of NTS-Properties
------------------------------------   Associates and Chairman of the Board and
    J. D. Nichols                      Sole Director of NTS Capital Corporation

/S/ RICHARD L. GOOD
------------------------------------
    Richard L. Good                    Vice Chairman of NTS Capital Corporation


/S/ BRIAN F. LAVIN                     President and Chief Operating Officer of
------------------------------------   NTS Capital Corporation (acting as Chief
    Brian F. Lavin                     Financial Officer)


The Partnership is a limited partnership and no proxy material has been sent to the limited partners.