Form 10-Q
period 1999-03-31
NTS PROPERTIES III
filed 1999-05-14
CIK 703667

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark one)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999
                                                --------------
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from      to
                                                     ------  ------

                         Commission File Number 0-11176
                                                -------

                               NTS-PROPERTIES III
                               ------------------
             (Exact name of registrant as specified in its charter)

          Georgia                                        61-1017240
          -------                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    10172 Linn Station Road
    Louisville, Kentucky                                    40223
    --------------------                                    -----
(Address of principal executive                           (Zip Code)
offices)

Registrant's telephone number,
including area code                                  (502) 426-4800
                                                     --------------

                                 Not Applicable
                                 --------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                      YES  X         NO
                                                          -----         -----

Exhibit Index: See page 16
Total Pages: 17

                                TABLE OF CONTENTS
                                -----------------


                                                                          Pages
                                                                          -----

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of March 31, 1999 and December 31, 1998                    3

            Statements of Operations
              For the three months ended March 31, 1999 and 1998            4

            Statements of Cash Flows
              For the three months ended March 31, 1999 and 1998            5

            Notes To Financial Statements                                 6-9

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       10-15


                                     PART II

6.     Exhibits and Reports on Form 8-K                                    16

Signatures                                                                 17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               NTS-PROPERTIES III
                               ------------------

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY
                ------------------------------------------------

                                               As of                As of
                                           March 31, 1999     December 31, 1998*
                                           --------------     ------------------
ASSETS
Cash and equivalents                       $    442,441       $    233,844
Cash and equivalents - restricted                27,883            139,350
Accounts receivable, net of allowance
 for doubtful accounts of $3,034 (1999
 and 1998)                                      225,567            184,327
Land, buildings and amenities, net            9,594,071          9,834,002
Construction in progress                        686,039            385,332
Other assets                                    449,642            393,301
                                            -----------        -----------

  Total assets                             $ 11,425,643       $ 11,170,156
                                            ===========        ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                          $  6,916,013       $  6,656,145
Accounts payable - operations                    93,731             40,632
Accounts payable - construction                 245,528            180,272
Security deposits                               101,212             98,611
Other liabilities                               109,840             73,550
                                            -----------        -----------

                                              7,466,324          7,049,210
Commitments and Contingencies

Partners' equity                              3,959,319          4,120,946
                                            -----------        -----------

                                           $ 11,425,643       $ 11,170,156
                                            ===========        ===========

                                        Limited        General
                                        Partners       Partner         Total
                                        --------       -------         -----
PARTNERS' EQUITY
Initial equity                        $ 15,600,000   $  8,039,710  $ 23,639,710
Adjustment to historical basis              --         (5,455,030)   (5,455,030)
                                       ------------   ------------  ------------

                                        15,600,000      2,584,680    18,184,680

Net income (loss) - prior years            374,637     (2,488,305)   (2,113,668)
Net (loss) - current year                  (13,962)       (22,662)      (36,624)
Cash distributions declared to
 date                                  (11,349,844)      (206,985)  (11,556,829)
Repurchase of limited partnership
 units                                    (518,240)          --        (518,240)
                                       ------------   ------------  ------------

Balances at March 31, 1999            $  4,092,591   $   (133,272) $  3,959,319
                                       ============   ============  ============

*Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 31, 1999.


                               NTS-PROPERTIES III
                               ------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                  Three Months Ended
                                                       March 31,
                                                       ---------

                                             1999                    1998
                                         ------------            ------------
Revenues:
 Rental income, net of provision for
  doubtful accounts of $ 0 (1999)
  and $5,700 (1998)                      $   749,865             $   846,996
 Rental income - affiliated                   73,834                  75,752
 Interest and other income                      --                     4,055
                                          -----------             ----------
                                             823,699                 926,803
Expenses:
 Operating expenses                          201,454                 218,329
 Operating expenses - affiliated             142,003                 122,713
 Amortization of capitalized leasing
  costs                                        6,370                   6,370
 Interest expense                            116,240                 122,863
 Management fees                              36,148                  48,442
 Real estate taxes                            51,561                  51,727
 Professional and administrative
  expenses                                    29,053                  15,006
 Professional and administrative
  expenses - affiliated                       29,742                  36,688
 Depreciation and amortization               247,752                 228,830
                                          -----------             ----------

                                             860,323                 850,968
                                          -----------             ----------

Net income (loss)                        $   (36,624)            $    75,835
                                          ===========             ==========

Net income (loss) allocated to the
 limited partners                        $   (13,962)            $    98,872
                                          ===========             ==========

Net income (loss) per limited
 partnership unit                        $     (1.05)            $      7.03
                                          ===========             ==========

Weighted average number of limited
 partnership units                            13,303                  14,070
                                          ===========             ==========


                               NTS-PROPERTIES III
                               ------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                       Three Months Ended
                                                            March 31,
                                                            ---------

                                                    1999                  1998
                                                  ---------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                $ (36,624)          $   75,835
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for doubtful accounts                    3,034                5,700
  Accrued interest on investment securities           --                    923
  Amortization of capitalized leasing costs          6,370                6,370
  Depreciation and amortization                    247,752              228,830
  Change in assets and liabilities:
   Cash and equivalents - restricted               (13,533)             (10,410)
   Accounts receivable                             (44,274)              13,046
   Other assets                                    (46,970)             (71,438)
   Accounts payable - operations                    53,099              142,428
   Security deposits                                 2,601                  155
   Other liabilities                                36,290                 (416)
                                                  ---------           ----------

  Net cash provided by operating activities        207,745              391,023
                                                  ---------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, amenities and
 construction in progress                         (241,148)            (394,701)
Increase in cash and equivalents - restricted         --                 (2,777)
Maturity of investment securities                     --                100,668
                                                  ---------           ----------

  Net cash used in investing activities           (241,148)            (296,810)
                                                  ---------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgage payable                       315,536                 --
Principal payments on mortgage payable             (55,668)             (20,352)
Additions to loan costs                            (17,868)            (119,847)
Repurchase of limited partnership units           (125,000)                --
(Increase) decrease in cash and equivalents -
 restricted                                        125,000              (50,000)
                                                  ---------           ----------

  Net cash provided by (used) in financing
  activities                                       242,000             (190,199)
                                                  ---------           ----------

  Net increase (decrease) in cash and equivalents  208,597              (95,986)

CASH AND EQUIVALENTS, beginning of period          233,844              266,940
                                                  ---------           ----------

CASH AND EQUIVALENTS, end of period              $ 442,441           $  170,954
                                                  =========           ==========

Interest paid on a cash basis                    $ 114,334           $   81,458
                                                  =========           ==========

                               NTS-PROPERTIES III
                               ------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The financial statements included herein should be read in conjunction with the Partnership's 1998 Form 10-K as filed with the Commission on March 31, 1999. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1999 and 1998.

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

3.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represent 1)funds which have been escrowed with a mortgage company for NTS Plainview Plaza II's property taxes in accordance with the loan agreement, and 2)funds which the Partnership has reserved for the repurchase of limited partnership Units (December 31, 1998 balance only).

4.   Interest Repurchase Reserve
     ---------------------------

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in 1995. During the years ended December 31, 1998, 1997 and 1996, the Partnership has funded $75,000, $0, and $243,700, respectively, to the reserve. For the three months ending March 31, 1999 the Partnership has funded $125,000 to the reserve. Through March 31, 1999, the Partnership has repurchased a total of 2,330 Units for $518,240 at a price ranging from $208 to $250 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the reserve at March 31, 1999 was $0.

5.   Tender Offer
     ------------

     On September 30, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, ("the Offerors") commenced a Tender Offer to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $250 per Unit. Although the Partnership and ORIG, LLC believe that this price is appropriate, the price of $250 per Unit may not equate to the fair market value or the liquidation value of the Unit, and is less than the book value per Unit as of the offering date. The offer stated that the Partnership would purchase the first 500 Units tendered and would fund its purchases and its portion of the expenses from cash reserves. If more than 500 Units were tendered, ORIG, LLC agreed to purchase up to an additional 500 Units. The expiration date of the original Offer was December 29, 1998 at which time 729 Units were tendered. The Partnership repurchased 500 Units at a cost of $125,000 and ORIG, LLC purchased 229 Units at a cost of $57,250. The expiration date of the Offer was extended to March 31, 1999. During the extension period ORIG, LLC purchased an additional 431 Units at an aggregate cost of $107,750.

6.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:


                                               March 31,           December 31,
                                                 1999                   1998
                                                 ----                   ----
     Mortgage payable to an insurance
     company bearing interest at 6.89%,
     maturing April 10, 2015, secured
     by land and buildings                    $ 6,600,477          $ 6,656,145

     $2,000,000 Mortgage payable to a
     bank maturing March 1, 2001, secured
     by land and buildings, bearing a
     variable interest of prime rate minus
     .25%. The current rate at March 31,
     1999 is 7.5%. As of March 31, 1999
     the Partnership had approximately
     $1,684,000 available for additional
     funding under this facility.                 315,536              --
                                               ----------          ----------
                                              $ 6,916,013         $ 6,656,145
                                               ==========          ==========

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long term debt approximates carrying value.

7.   Basis of Property
     -----------------

     Statement of Financial Accounting Standards (SFAS) no. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair market value. Application of this standard during the three months ended March 31, 1999 and 1998 did not result in an impairment loss.

8.   Reclassification of 1998 Financial Statements
     ---------------------------------------------

     Certain reclassifications have been made to the December 31, 1998 financial statements to conform with the March 31, 1999 classifications. These reclassifications have no effect on previously reported operations.

9.   Related Party Transactions
     --------------------------

     Property management fees of $36,148 and $48,442 for the three months ended March 31, 1999 and 1998, respectively, were paid to NTS Development Company, an affiliate of the General Partner, pursuant to an agreement with the Partnership. The fee is equal to 5% of gross revenues from the Partnership's properties. Also permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership incurred $30,929 and $39,531 as a repair and maintenance fee during the three months ended March 31, 1999 and 1998, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by an agreement, the Partnership also was charged the following amounts from NTS Development Company for the three months ended March 31, 1999 and 1998. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets, land, buildings and amenities, or construction in progress.
     These charges were as follows:


                                                 1999                  1998
                                              ---------             --------
           Leasing                            $ 57,088              $ 53,957
           Administrative                       37,194                44,140
           Property manager                     69,660                59,398
           Other                                13,869                15,077
                                               -------               -------

                                              $177,811              $172,572
                                               =======               =======

     During the three months ended March 31, 1999 and 1998, NTS Development Company leased 20,368 square feet in Plainview Plaza II at a rental rate of $14.50 per square foot. The Partnership received approximately $74,000 in rental payments from NTS Development Company during the three months ended March 31, 1999. The lease term for NTS Development Company ends on March 31, 2002.

10.  Commitments and Contingencies
     -----------------------------

     One tenant at Plainview Triad North occupied approximately 65% of the building. During the third quarter of 1997, the Partnership received notice that the tenant would vacate the property at the end of the lease term, August 1998. The Partnership was able to negotiate a 30 day renewal (through September 30, 1998) with the tenant for approximately 63,000 square feet they leased. The Partnership was also able to negotiate a renewal for approximately 11,000 square feet of the original 63,000 square feet through March 31, 1999. Costs associated with this renewal were not significant. As a result of this tenant vacating the remainder of their space on March 31, 1999, there will likely be a protracted period for the property to become fully leased again and substantial funds will likely be needed for leasing expenses; especially those needed to refinish space for new tenants.

     At Plainview Triad North, the Partnership is renovating the common area and exterior building. These renovations will be designed to make the property more competitive and enhance its value. The estimated cost of the renovations which began during 1998 is approximately $1,000,000 and the renovation is expected to be completed by the end of the second quarter of 1999.

     The renovation and leasing costs discussed above will be funded from loan proceeds ($2,000,000 note payable obtained March 2, 1999) and cash reserves. If necessary, it may be possible for the Partnership to increase the note payable secured by Plainview Triad North. However, there is no assurance that additional financing will be able to be obtained when needed, or that any financing will be on favorable terms.

11.  Segment Reporting
     -----------------

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

     The Company's reportable operating segments include only one segment Commercial real estate operations.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Management's Discussion and Analysis of Financial Condition and Results of Operations is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. Discussion of certain market risks and our cautionary statements also follow. Management's analysis should be read in conjunction with the financial statements in Item 1.

The occupancy levels at the Partnership's properties as of March 31 were as follows:



                                                      1999(1)          1998
                                                      -------          ----
Plainview Plaza II                                     100%            100%
Plainview Triad North(2)                                35%             88%
Peachtree Corporate Center                              87%             88%

(1) With the exception of Triad North, current occupancy levels are considered adequate to continue the operation of the Partnership's properties. See below for details.

(2) The decrease in occupancy is the result of a tenant vacating 52,000 square feet on September 30, 1998. The tenant previously occupied approximately 63,000 square feet and has only extended through March 31, 1999 for approximately 11,000 square feet. In the opinion of the General Partner of the Partnership, the decrease in period-ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The Average Occupancy levels at the Partnership's properties during the three months ended March 31 were as follows:


                                                          1999         1998
                                                          ----         ----
Plainview Plaza II                                         100%         92%
Plainview Triad North(1)                                    35%         87%
Peachtree Corporate Center                                  88%         87%

(1) In the opinion of the General Partner of the Partnership, the decease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The following is an analysis of material changes in results of operations for the periods ending March 31, 1999 and 1998. Items that did not have a material impact on operations for the periods listed above have been eliminated from this discussion.

The rental and other income generated by the Partnership's properties for the three months ended March 31 were as follows:


                                                 1999                   1998
                                                 ----                   ----
Plainview Plaza II                            $ 389,515              $ 343,364
Plainview Triad North                         $ 126,226              $ 295,735
Peachtree Corporate Center                    $ 306,847              $ 283,950

Rental and other income decreased approximately $97,000 or 11% in 1999. The decrease is primarily a result of a decrease in average occupancy at Plainview Triad North following the move-out of one tenant of approximately 52,000 square feet at the end of the lease term (August 1998). The tenant previously occupied 63,000 square feet or 65% of the building and accounted for approximately 22% of the Partnership's total revenues for the period ending March 31, 1998. Through March 31, 1999 the tenant occupied approximately 11,000 square feet accounting for 5% of the Partnership's total revenues for the period ending March 31, 1999. The decrease is partially offset by increased rental rates on lease renewals and increased cost recovery income at Peachtree Corporate Center and an increase in average occupancy at Plainview Plaza II.

The Partnership expects there will be a protracted period for Plainview Triad North to become fully leased again. During this period, which is unknown at this time, Partnership revenues in 1999 will most likely be decreased as compared to revenues during 1998.

Period-ending percentages represent occupancy only on a specific date, therefore
the  above  analysis   considers   average   occupancy   percentages  which  are
representative of the entire period's results.

In cases of tenants who cease making rental payments or abandon the premises in breach of the lease terms, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In the case of tenants who vacated Peachtree Corporate Center as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no significant funds recovered as a result of these actions during the three months ended March 31, 1999 or 1998. As of March 31, 1999 there were no on-going cases.

Interest and other income for the three months ending March 31, 1998 includes interest income earned from short-term investments made by the Partnership with cash reserves and from funds escrowed for the replacement of the heating, ventilating and air conditioning ("HVAC") system and asphalt paving at Peachtree Corporate Center. The approximate $4,000 decrease in interest and other income for the three months ended March 31, 1999 as compared to the same period in 1998 is due primarily to the decrease in cash reserves available for investment, and the release of the escrow of the funds described above during 1998.

Operating expenses - affiliated increased approximately $19,000 or 15% in 1999 primarily as a result of increased architectural and leasing salaries at Plainview Triad North and increased administrative salaries at Peachtree
Corporate Center. The increase is partially offset by deceased architectural salaries at Plainview Plaza II. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Professional and administrative expenses increased approximately $14,000 or 93% in 1999. The increase is primarily a result of costs incurred in connection with the Tender Offer (see discussion below).

Professional and administrative expenses - affiliated decreased approximately $7,000 or 19% in 1999 primarily as a result of a decrease in salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements and 5-30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $26,341,200.

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and other capital additions and are funded by operating activities and cash reserves. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows provided by investing activities in 1998 include the maturity of investment securities. As part of its cash management activities, the Partnership purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its excess cash. The Partnership held the securities until maturity. Cash flows used in financing activities include principal payments on the mortgages payable, the repurchase of limited partnership Units, cash reserved by the Partnership to fund the Tender Offer and the addition of loan costs. Cash flows provided by financing activities in 1999 represent the utilization of cash which has been reserved by the Partnership for the repurchase of limited partnership Units and proceeds received from a new mortgage loan obtained March 2, 1999. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1998 except for changes resulting from the new debt financing obtained by the Partnership during 1999.

Cash flows provided by (used in):


                                          1999                   1998
                                          -----                  ----

Operating activities                  $   207,745             $   391,023
Investing activities                     (241,148)               (296,810)
Financing activities                      242,000                (190,199)
                                       -----------             -----------
Net increase (decrease) in
 cash and equivalents                 $   208,597             $   (95,986)
                                       ===========             ===========

Net cash provided by operating activities decreased approximately $183,000 or 46% in 1999. This decrease was primarily driven by a decrease in accounts payable and a decrease in net income as a result of decreased revenues from Plainview Triad North (as discussed above).

Net cash used in investing activities was $241,148 and $296,810 in 1999 and 1998, respectively. Net cash used in investing activities decreased in 1999 as compared to 1998 as a result of decreased capital expenditures offset by maturities of investment securities in 1998.

Net cash provided by (used in) financing activities was $242,000 and $(190,199) in 1999 and 1998, respectively. The increase in net cash provided by financing activities in 1999 is the result of a new mortgage loan obtained March 2, 1999 to fund renovations at Triad North and a reduction in loan costs in 1999.

The Partnership indefinitely suspended distributions starting December 31, 1996 as a result of the anticipated decrease in occupancy at Plainview Triad North. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of March 31) were $442,441 and $170,954 at March 31, 1999 and 1998, respectively.

In the next 12 months, the General Partner expects the demand on future liquidity to increase as a result of future leasing activity driven primarily by the decreased occupancy at Plainview Triad North.

Demand on future liquidity is also expected to increase as a result of the common area and exterior building renovation which is currently ongoing at Plainview Triad North. The renovations have been designed to make the property more competitive and enhance its value. The estimated cost of the renovation is approximately $1,000,000. It is anticipated that the cash flow from operations, cash reserves and funds available on the $2,000,000 loan obtained March 2, 1999 will be sufficient to meet the needs of the Partnership. Through March 31, 1999, the Partnership has incurred approximately $470,000 of the $1,000,000 estimated Triad North renovation. As of March 31, 1999, the Partnership had no material commitments for tenant finish improvements.

Due to the fact that no distributions were made during the three months ended March 31, 1999 or 1998, the table which represents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in 1995. During the years ended December 31, 1998, 1997 and 1996, the Partnership has funded $75,000, $0, and $243,700, respectively, to the reserve. For the three months ending March 31, 1999 the Partnership has funded $125,000 to the reserve. Through March 31, 1999, the Partnership has repurchased a total of 2,330 Units for $518,240 at a price ranging from $208 to $250 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the reserve at March 31, 1999 was $0.

On September 30, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, ("the Offerors") commenced a Tender Offer to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $250 per Unit. Although the Partnership and ORIG, LLC believe that this price is appropriate, the price of $250 per Unit may not equate to the fair market value or the liquidation value of the Unit, and is less than the book value per Unit as of the offering date. The offer stated that the Partnership would purchase the first 500 Units tendered and would fund its purchases and its portion of the expenses from cash reserves. If more than 500 Units were tendered, ORIG, LLC agreed to purchase up to an additional 500 Units. The expiration date of the original offer was December 29, 1998 at which time 729 Units were tendered. The Partnership repurchased 500 Units at a cost of $125,000 and ORIG, LLC purchased 229 Units at a cost of $57,250. The expiration date of the offer was extended to March 31,

1999. During the extension period ORIG, LLC purchased an additional 431 Units at an aggregate cost of $107,750.

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

Year 2000
---------

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

The cost of these advances in our systems technology is not all attributable to the Year 2000 issue since we had already identified the need to move to a network based system regardless of the Year 2000. The costs involved will be approximately $45,000 over 1999. Costs incurred through December 31, 1998 were approximately $10,000. These costs primarily include hardware and software.

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

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate with the exception of the $2,000,000 note payable which the Partnership obtained on March 3, 1999.

Cautionary Statements
---------------------

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

PART II.  OTHER INFORMATION

     3.  Defaults upon Senior Securities
         -------------------------------

         None.

     6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)    Exhibits

                Exhibit 27. Financial Data Schedule

         (b)    Reports on Form 8-K

                None.

     Items 1,2,4 and 5 are not applicable and have been omitted.

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


                                            NTS-PROPERTIES III
                                            ------------------
                                                (Registrant)

                                            BY:   NTS-Properties Associates,
                                                  General Partner,
                                                  BY:   NTS Capital Corporation,
                                                        General Partner


                                                         /s/ Brian F. Lavin
                                                         ------------------
                                                         Brian F. Lavin
                                                         President and Chief
                                                         Operating Officer of
                                                         NTS Capital Corporation
                                                         (acting Chief Financial
                                                         Officer)


Date:     May 14, 1999
        ---------------

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


                                            NTS-PROPERTIES III
                                            ------------------
                                                (Registrant)

                                            BY:    NTS-Properties Associates,
                                                   General Partner
                                                   BY:  NTS Capital Corporation,
                                                        General Partner


                                                        ---------------------
                                                        Brian F. Lavin
                                                        President and Chief
                                                        Operating Officer of
                                                        NTS Capital Corporation
                                                        (acting Chief Financial
                                                        Officer)

Date:     May 14, 1999
        ---------------