Form 10-Q
period 1999-06-30
NTS PROPERTIES III
filed 1999-08-13
CIK 703667

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1999
--------------------------------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
--------------------------------------------------------------------------------

Commission File Number                        0-11176
--------------------------------------------------------------------------------

                            NTS-PROPERTIES III
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 Georgia                                             61-1017240
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

10172 Linn Station Road
Louisville, Kentucky                                   40223
--------------------------------------------------------------------------------
(Address of principal executive                      (Zip Code)
offices)

Registrant's telephone number,
including area code                                (502) 426-4800
--------------------------------------------------------------------------------

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

                                                              YES  X   NO ____

Exhibit Index: See page 17
Total Pages: 18

                                TABLE OF CONTENTS
                                -----------------


                                                                          Pages
                                                                          -----

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of June 30, 1999 and December 31, 1998                       3

            Statements of Operations
              For the three months and six months ended June 30,
              1999 and 1998                                                   4

            Statements of Cash Flows
              For the six months ended June 30, 1999 and 1998                 5

            Notes To Financial Statements                                   6-9

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         10-16

Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                                 16

                                     PART II

3.     Defaults upon Senior Securities                                       17

5.     Other Information                                                     17

6.     Exhibits and Reports on Form 8-K                                      17

Signatures                                                                   18

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               NTS-PROPERTIES III
                               ------------------

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY
                ------------------------------------------------

                                                 As of              As of
                                             June 30, 1999    December 31, 1998*
ASSETS
Cash and equivalents                          $   324,958      $   233,844
Cash and equivalents - restricted                  41,416          139,350
Accounts receivable, net of allowance
 for doubtful accounts of $8,625 at
 June 30, 1999 and $3,034 at
 December 31, 1998                                238,398          184,327
Land, buildings and amenities, net              9,401,871        9,834,002
Construction in progress                        1,341,445          385,332
Other assets                                      421,234          393,301
                                              -----------      -----------

  Total assets                                $11,769,322      $11,170,156
                                              ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                             $ 7,330,953      $ 6,656,145
Accounts payable - operations                      80,048          40,632
Accounts payable - construction                   230,608          180,272
Security deposits                                 108,936           98,611
Other liabilities                                 168,297           73,550
                                              -----------      -----------

                                                7,918,842        7,049,210

Partners' equity                                3,850,480        4,120,946
                                              -----------      -----------

                                              $11,769,322      $11,170,156
                                              ===========      ===========


                                      Limited         General
                                      Partners        Partner          Total
                                   ------------    ------------     -----------
PARTNERS' EQUITY

Initial equity                     $ 15,600,000    $  8,039,710    $ 23,639,710
Adjustment to historical basis               --      (5,455,030)     (5,455,030)
                                   ------------    ------------     -----------

                                   $ 15,600,000    $  2,584,680    $ 18,184,680

Net income (loss) -prior years          374,637      (2,488,305)     (2,113,668)
Net (loss) - current year              (100,167)        (45,296)       (145,463)
Cash distributions declared to
 date                               (11,349,844)       (206,985)    (11,556,829)
Repurchase of limited partnership
 units                                 (518,240)             --        (518,240)
                                   ------------    ------------     -----------

Balances at June 30, 1999          $  4,006,386    $   (155,906)   $  3,850,480
                                   ============    ============     ===========

*Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 31, 1999.

                               NTS-PROPERTIES III
                               ------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                         Three Months Ended        Six Months Ended
                                              June 30,                 June 30,
                                         ------------------        -----------------

                                         1999         1998         1999        1998
                                         --------------------    -------------------
REVENUES:
  Rental income, net of provision
   for doubtful accounts of $12,194
   (1999) and $0 (1998)              $   685,886  $   953,550  $ 1,434,641   $ 1,800,542
  Rental income - affiliated              73,834       73,834      147,668       149,590
  Interest and other income                  979        2,986        2,090         7,042
                                      ----------   ----------   ----------    ----------

                                         760,699    1,030,370    1,584,399     1,957,174

EXPENSES:
  Operating expenses                     249,103      224,731      450,556       443,059
  Operating expenses - affiliated        103,254       89,106      245,257       211,820
 Write-off of unamortized tenant
  improvements                              --          8,438         --           8,438
  Amortization of capitalized
   leasing costs                           6,370        6,370       12,740        12,740
  Interest expense                       120,563      114,392      236,803       237,254
  Management fees                         41,094       50,922       77,242        99,364
  Real estate taxes                       50,196       52,042      101,757       103,770
  Professional and administrative
   expenses                               30,686       16,767       59,739        31,715
  Professional and administrative expenses -
     affiliated                           23,826       33,779       53,568        70,525
  Depreciation and amortization          244,446      243,635      492,200       472,466
                                      ----------   ----------   ----------    ----------

                                         869,538      840,182    1,729,862     1,691,151
                                      ----------   ----------   ----------    ----------

 Net income (loss) before
  Extraordinary item                    (108,839)     190,188     (145,463)      266,023
 Extraordinary item - write-off of
  Unamortized loan costs                    --         65,258         --          65,258
                                      ----------   ----------   ----------    ----------

 Net income (loss)                   $  (108,839) $   124,930  $  (145,463)  $   200,765
                                      ==========   ==========   ==========    ==========

 Net income (loss) allocated to the
   limited partners:
   Income (loss) before extraordinary
     item                                (86,205)     212,081     (100,167)      310,953
   Extraordinary item                       --        (64,605)        --         (64,605)
                                      ----------   ----------   ----------    ----------

 Net income (loss)                   $   (86,205) $   147,476  $  (100,167)  $   246,348
                                      ==========   ==========   ==========    ==========

 Net income (loss) per limited
  Partnership unit:
 Income (loss) before extraordinary
  item                               $     (6.50) $     15.36  $     (7.54)  $    22.30
  Extraordinary item                         --         (4.68)         --         (4.63)
                                      ----------   ----------   ----------    ----------
 Net income (loss) per limited
  Partnership unit                   $     (6.50) $     10.68  $     (7.54)  $    17.67
                                      ==========   ==========   ==========    ==========
 Weighted average number of units         13,270       13,813       13,286       13,941
                                      ==========   ==========   ==========    ==========
                                                                                                                      ----------





                               NTS-PROPERTIES III
                               ------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                                             Six Months Ended
                                                                 June 30,
                                                  ------------------------------------

                                                  1999                            1998
                                                --------                        --------

CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                           $  (145,463)                      $ 200,765

 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
 Provision for doubtful accounts                   8,625                            --
 Accrued interest on investment Securities          --                               923
 Amortization of capitalized leasing costs        12,740                          12,740
 Write-off of unamortized tenant
  improvements                                      --                             8,438
 Write-off of unamortized loan costs                --                            65,258
 Depreciation and amortization                   492,200                         472,466
 Changes in assets and liabilities:
 Cash and equivalents - restricted               (27,066)                        (13,139)
 Accounts receivable                             (62,697)                         52,285
 Other assets                                    (19,415)                        (41,319)
 Accounts payable - operations                    39,417                          53,856
 Security deposits                                10,325                          (2,353)
 Other liabilities                                94,747                          (8,232)
                                             -----------                        --------

 Net cash provided by operating
  activities                                     403,413                         801,688
                                             -----------                        --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to land, buildings, and amenities  (1,009,934)                       (953,453)
 Accounts payable - construction                  50,336                            --
 Decrease in cash and equivalents
  - restricted                                      --                           172,755
 Purchase of investment securities                  --                              --
 Maturity of investment securities                  --                           100,668
                                             -----------                        --------
 Net cash used in investing activities          (959,598)                       (680,030)
                                             -----------                        --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in mortgage payable                    787,107                       6,800,000
 Principal payments on mortgages payable        (112,299)                     (6,769,951)
 Increase in loan costs                          (27,509)                        (77,295)
 Repurchase of limited partnership units        (125,000)                        (75,000)
 Decrease (increase)in cash and equivalents
  - restricted                                   125,000                            --
                                             -----------                        --------
 Net cash provided by (used in)
  financing activities                           647,299                        (122,246)
                                             -----------                        --------
 Net increase (decrease) in cash
  and equivalents                                 91,114                            (588)

CASH AND EQUIVALENTS, beginning
 of Period                                       233,844                         266,940
                                             -----------                        --------
CASH AND EQUIVALENTS, end of period         $    324,958                       $ 266,352
                                             ===========                        ========

 Interest paid on a cash basis              $    236,803                       $ 212,650
                                             ===========                        ========

                                       5

                               NTS-PROPERTIES III
                               ------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The financial statements included herein should be read in conjunction with the Partnership's 1998 Form 10-K as filed with the Commission on March 31, 1999. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 1999 and 1998.

1.   Changes to the Names of Properties Held by the Partnership
     ----------------------------------------------------------

     In the second quarter of 1999, Plainview Plaza II was renamed NTS Center and Plainview Triad North was renamed Plainview Center.

2.   Use of Estimates in the Preparation of Financial Statements
     -----------------------------------------------------------

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

3.   Concentration of Credit Risk
     ----------------------------

     NTS-Properties III is a limited partnership which owns and operates commercial properties in Norcross, Georgia, a suburb of Atlanta, and Jeffersontown, Kentucky, a suburb of Louisville. One tenant in NTS Center occupies 46% of the office building's net rentable area. Substantially all of the Partnership's tenants are local businesses or are businesses which have operations in the location in which they lease space.

4.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represents 1)funds which have been escrowed with a mortgage company for NTS Center's property taxes in accordance with the loan agreement, and 2)funds which the Partnership has reserved for the repurchase of limited partnership Units (December 31, 1998 balance only).

5.   Interest Repurchase Reserve
     ---------------------------

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in 1995. During the years ended December 31, 1998, 1997 and 1996, the Partnership has funded $75,000, $0, and $243,700, respectively, to the reserve. For the six months ending June 30, 1999 the Partnership has funded $125,000 to the reserve. Through June 30, 1999, the Partnership has repurchased a total of 2,330 Units for $518,240 at a price ranging from $208 to $250 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the reserve at June 30, 1999 was $0.

6.   Tender Offers
     -------------

     On September 30, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "Offerors") commenced a Tender Offer to purchase up to 1,000 Units of the Partnership's limited Partnership Units at a price of $250 per Unit as of the date of the Offering. The initial expiration date of the Offer was December 29, 1998, and this expiration date was subsequently extended through

     -------------------------

     March 31, 1999. A total of 1,160 Units were tendered and all Units tendered were accepted by the Offerors. The Partnership repurchased 500 Units and ORIG, LLC purchased 660 Units at a total cost of $290,000 plus Offering expenses.

     See Note 12, Subsequent Events, for information regarding a Tender Offer which commenced July 27, 1999.

7.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:


                                                        June 30,    December 31,
                                                          1999         1998
                                                     ------------ --------------
     Mortgage  payable  to an  insurance  company
     bearing  interest  at  6.89%, maturing April 10,
     2015, secured by land and buildings             $ 6,543,846   $ 6,656,145

     $2,000,000  Mortgage  payable to a bank
     maturing March 1, 2001,  secured by land and
     buildings,  bearing a variable  interest of
     prime rate minus .25%. The current rate at
     June 30, 1999 as 7.5%.                              787,107       --
                                                      ----------    ----------

                                                     $ 7,330,953   $ 6,656,145
                                                      ==========    ==========

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long term debt approximates carrying value.

8.   Basis of Property
     -----------------

     Statement of Financial Accounting Standards (SFAS) no. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair market value. Application of this standard during the three months and six months ended June 30, 1999 and 1998 did not result in an impairment loss.

9.   Reclassification of 1998 Financial Statements
     ---------------------------------------------

     Certain reclassifications have been made to the December 31, 1998 financial statements to conform with the June 30, 1999 classifications. These reclassifications have no effect on previously reported operations.

10.  Related Party Transactions
     --------------------------

     Property management fees of $77,242 and $99,364 for the six months ended June 30, 1999 and 1998, respectively, were paid to NTS Development Company, an affiliate of the General Partner, pursuant to an agreement with the Partnership.

     The fee is equal to 5% of gross revenues from the Partnership's properties. Also permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership incurred $70,922 and $51,082 as a repair and maintenance fee during the six months ended June 30, 1999 and 1998, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by an agreement, the Partnership also was charged the following amounts from NTS Development Company for the six months ended June 30, 1999 and 1998. These charges include items which have been expensed as operating expenses affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets, land, buildings and amenities, or construction in progress. These charges were as follows:

                                                  1999              1998
                                            ---------------   ----------------
                Leasing                        $  98,727         $ 80,372
                Administrative                    69,848           85,429
                Property manager                 123,456          114,288
                Other                             62,633           36,861
                                                --------          -------

                                               $ 354,664         $316,950
                                                ========          =======

     During the six months ended June 30, 1999 and 1998, NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot. The Partnership received approximately $148,000 and $150,000 in rental payments from NTS Development Company during the six months ended June 30, 1999 and 1998, respectively. The lease term for NTS Development Company ends on March 31, 2002.

11   Commitments and Contingencies
     -----------------------------

     One tenant at Plainview Center occupied approximately 65% of the building. During the third quarter of 1997, the Partnership received notice that the tenant would vacate the property at the end of the lease term, August 1998. The Partnership was able to negotiate a 30 day renewal extension (through September 30, 1998) with the tenant for approximately 63,000 leased square feet. The Partnership was also able to negotiate a renewal for approximately 11,000 square feet of the original 63,000 square feet through March 31, 1999. Costs associated with this renewal were not significant. As a result of this tenant vacating the remainder of their space on March 31, 1999, there will likely be a protracted period for the property to become fully leased again and substantial funds will likely be needed for leasing expenses; especially those needed to refinish space for new tenants.

     At Plainview Center, the Partnership is renovating the common area and exterior building. These renovations will be designed to make the property more marketplace competitive and enhance its value. The estimated cost of

     -----------------------------------------

     the renovations which began during 1998 is approximately $1,250,000 and the renovation is expected to be completed by the end of the 3rd quarter of 1999. The renovation and leasing costs discussed above will be funded from the loan proceeds of a $2,000,000 note payable obtained on March 2, 1999 and cash reserves. If necessary, it may be possible for the Partnership to increase the note payable secured by Plainview Center. However, there is no assurance that additional financing will be available when needed, or that any financing will be on favorable terms.

12.  Subsequent Events
     -----------------

     On July 1, 1999 Gregory A. Wells was hired as Executive Vice President by NTS Capital Corporation, General Partner of NTS-Properties Associates, the General Partner of NTS-Properties III. Mr. Wells will serve as the senior Accounting and Financial Officer of NTS Capital Corporation.

     On July 27, 1999, the Partnership and ORIG, LLC, an affiliate of the Partnership, ("the Offerors") commenced a Tender Offer to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $250 per Unit. Although the Partnership and ORIG, LLC believe that this price is appropriate, the price of $250 per Unit may not equate to the fair market value or the liquidation value of the Unit, and is less than the book value per Unit as of the offering date. Approximately $270,000 ($250,000 to purchase 1,000 Units plus approximately $20,000 for expenses associated with the Offer) is required to purchase all 1,000 Units. The offer stated that the Partnership will purchase the first 500 Units tendered and fund its purchases and its portion of the expenses from cash reserves. If more than 500 Units are tendered, ORIG, LLC will purchase up to an additional 500 Units. If more than 1,000 Units are tendered, the Partnership and ORIG, LLC may choose to acquire the additional Units on the same terms.
     Otherwise, tendered Units will be purchased on a pro rata basis. Up to 1,000 Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates, does not intend to participate in the Tender Offer. The expiration date of the original Offer will be October 29, 1999 unless extended.

13.  Segment Reporting
     -----------------

     The Partnership adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to limited partners. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The standard also allows entities to aggregate operating segments into a single segment if the segments are similar in each of the six criteria set forth in SFAS No. 131. The Partnership's chief operating decision-maker is the General Partner. The Company's reportable operating segments include only one segment - Commercial real estate operations.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Management's Discussion and Analysis of Financial Condition and Results of Operations is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. Discussion of certain market risks also follow.
Management's analysis should be read in conjunction with the financial statements in Item 1, and the cautionary statements below.

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

Any forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, or elsewhere in this report, which reflect management's best judgement based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

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

In the second quarter of 1999, Plainview Plaza II was renamed NTS Center and Plainview Triad North was renamed Plainview Center.

The occupancy levels at the Partnership's properties as of June 30 were as follows:

                                                     1999(1)         1998
                                                  --------------- -----------

NTS Center                                             100%          100%

Plainview Center(2)                                     21%           91%

Peachtree Corporate Center                              79%           86%

(1) With the exception of Plainview Center, current occupancy levels are considered adequate to continue the operation of the Partnership's properties. See below for details.

(2) The decrease in occupancy is the result of a tenant vacating 63,000 square feet, 52,000 on September 30, 1998 and 11,000 on March 31, 1999. In the opinion of the General Partner of the Partnership, the decrease in period-ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend. The Partnership expects there will be a protracted period for Plainview Center to become fully leased again. During this period, which is unknown at this time, Partnership revenues in 1999 will most likely be decreased as compared to revenues during 1998.

The Average Occupancy levels at the Partnership's properties during the three months and six months ended June 30 were as follows:

                               Three Months Ended            Six Months Ended
                                    June 30,                    June 30,
                              ---------------------         -------------------
                              1999             1998         1999           1998
                              -----            ----         ----           -----
NTS Center                    100%             100%         100%            96%
Plainview Center (3)           21%              89%          28%            88%
Peachtree Corporate Center     81%              86%          85%            87%

(3) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The following is an analysis of material changes in results of operations for the periods ending June 30, 1999 and 1998. Items that did not have a material impact on operations for the periods listed above have been eliminated from this discussion.

The rental and other income generated by the Partnership's properties for the three months and six months ended June 30, 1999 and 1998 were as follows:

                                                 Three Months Ended                      Six Months Ended
                                                      June 30,                               June 30,
                                               1999               1998               1999                1998
                                        ------------------- ------------------ ------------------ -------------------
NTS Center                                      $  383,816         $  391,380         $  773,331          $  734,744

Plainview Center                                $   75,275         $  342,714         $  201,501          $  638,450

Peachtree Corporate Center
                                                $  300,629         $  293,625         $  607,477          $  577,575
                                                 ---------          ---------          ---------           ---------

                                                $  759,720         $1,027,719         $1,582,309          $1,950,769
                                                 =========          =========          =========           =========

Rental and other income decreased approximately $268,000 or 26% and $368,000 or 19% for the three months and six months ended June 30, 1999 and 1998, respectively. The decreases are primarily a result of a decrease in average occupancy at Plainview Center following the move-out of one tenant who previously occupied 63,000 square feet or 65% of the building.

The Partnership expects there will be a protracted period for Plainview Center to become fully leased again. During this period, which is unknown at this time, Partnership revenues in 1999 will most likely be decreased as compared to revenues during 1998.

In cases of tenants who cease making rental payments or abandon the premises in breach of the lease terms, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. There have been no significant funds recovered as a result of these actions during the three months or six months ended June 30, 1999 or 1998. As of June 30, 1999 there were no on-going cases.

Operating expenses - affiliated increased approximately $14,000 or 16% and $33,000 or 16% for the three months and six months ended June 30, 1999, as compared to the same periods in 1998. The increases are primarily due to increased architectural and leasing salaries at Plainview Center and increased administrative salaries at Peachtree Corporate Center. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods may differ from the fluctuations of management fee expense. The decreases of $10,000 or 19% and $22,000 or 22% for the three months and six months ended June 30, 1999 as compared to the same periods in 1998 are primarily a result of the decreased occupancy rates and related revenues at Plainview Center as described above.

Professional and administrative expenses increased approximately $14,000 or 83% and $28,000 or 88% for the three months and six months ended June 30, 1999 as compared to the same periods in 1998. The increase is primarily a result of costs incurred in connection with the Tender Offer (see discussion below).

Professional and administrative expenses - affiliated decreased approximately $10,000 or 30% and $17,000 or 24% for the three months and six months ended June 30, 1999 as compared to the same periods in 1998, primarily as a result of a decrease in salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements and 5-30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $26,341,200.

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

Cash flows provided by (used in):


                                              1999                  1998
                                    --------------------- ----------------------

Operating activities                       $ 403,413              $ 801,688

Investing activities                        (959,598)              (680,030)

Financing activities                         647,299               (122,246)
                                            --------               --------

Net increase (decrease) in cash and
equivalents                                $  91,114              $    (588)
                                            ========               ========

Net cash provided by operating activities decreased approximately $398,000 or 50% for the six months ended June 30, 1999, as compared to the same period in 1998. This decrease was primarily driven by a decrease in net income as a result of decreased revenues from Plainview Center (as discussed above), as well as negative changes in various working capital accounts.

Net cash used in investing activities increased by approximately $280,000 for the six months ended June 30, 1999 as compared to the same period in 1998. The increase was primarily due to inflows from investments maturing and restricted cash activity that was present in 1998 but not in 1999.

Net cash provided by (used in) financing activities was $647,299 and $(122,246) for the six months ended June 30, 1999 and 1998, respectively. The increase in net cash provided by financing activities in 1999 is the result of a new mortgage loan obtained March 2, 1999 to fund renovations at Plainview Center and a reduction in loan costs in 1999.

The Partnership indefinitely suspended distributions starting December 31, 1996 as a result of the anticipated decrease in occupancy at Plainview Center. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of June 30) were $324,958 and $266,352 at June 30, 1999 and 1998, respectively.

In the next 12 months, the General Partner expects the demand on future liquidity to increase as a result of future leasing activity driven primarily by the decreased occupancy at Plainview Center.

-----------------------------------------------------------

Demand on future liquidity is also expected to increase as a result of the common area and exterior building renovation which is currently ongoing at Plainview Center. The renovations have been designed to make the property more competitive and enhance its value. The estimated cost of the renovation is approximately $1,250,000. It is anticipated that the cash flow from operations, cash reserves and funds available on the $2,000,000 loan obtained March 2, 1999 will be sufficient to meet the needs of the Partnership. Through June 30, 1999, the Partnership has incurred approximately $1,040,000 of the $1,250,000 estimated Plainview Center renovation. As of June 30, 1999, the Partnership had no material commitments for tenant finish improvements.

Due to the fact that no distributions were made during the six months ended June 30, 1999 or 1998, the table which represents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in 1995. During the years ended December 31, 1998, 1997 and 1996, the Partnership has funded $75,000, $0, and $243,700, respectively, to the reserve. For the six months ending June 30, 1999 the Partnership has funded $125,000 to the reserve. Through June 30, 1999, the Partnership has repurchased a total of 2,330 Units for $518,240 at a price ranging from $208 to $250 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the reserve at June 30, 1999 was $0.

On July 27, 1999, the Partnership and ORIG, LLC, an affiliate of the Partnership, ("the Offerors") commenced a Tender Offer to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $250 per Unit. Although the Partnership and ORIG, LLC believe that this price is appropriate, the price of $250 per Unit may not equate to the fair market value or the liquidation value of the Unit, and is less than the book value per Unit as of the offering date. Approximately $270,000 ($250,000 to purchase 1,000 Units plus approximately $20,000 for expenses associated with the Offer) is required to purchase all 1,000 Units. The offer stated that the Partnership will purchase the first 500 Units tendered and fund its purchases and its portion of the expenses from cash reserves. If more than 500 Units are tendered, ORIG, LLC will purchase up to an additional 500 Units. If more than 1,000 Units are tendered, the Partnership and ORIG, LLC may choose to acquire the additional Units on the same terms. Otherwise, tendered Units will be purchased on a pro rata basis up to 1,000 Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates, does not intend to participate in the Tender Offer. The expiration date of the original Offer will be October 29, 1999 unless extended.

-----------------------------------------------------------

On September 30, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "Offerors") commenced a Tender Offer to purchase up to 1,000 Units of the Partnership's limited Partnership Units at a price of $250 per Unit as of the date of the Offering. The initial expiration date of the Offer was December 29, 1998, and this expiration date was subsequently extended through March 31, 1999. A total of 1,160 Units were tendered and all Units tendered were accepted by the Offerors. The Partnership repurchased 500 Units and ORIG, LLC purchased 660 Units at a total cost of $290,000 plus Offering expenses.

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's properties. At Peachtree Corporate Center in Norcross, Georgia, the Partnership has an on-site leasing agent, an employee of NTS Development Company (an affiliate of the General Partner), who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff. The leasing and renewal negotiations for NTS Center and Plainview Center are handled by leasing agents, employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as both commercial properties. All advertising for the Louisville properties is also coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky.

Leases at all the Partnership's properties provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. This lease provision should protect the Partnership's operations from the impact of inflation and changing prices.

Year 2000
---------

All divisions of NTS, the General Partner of the Partnership, are reviewing the effort necessary to prepare its information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions have been addressed separately for the Year 2000 since the Partnership saw the need to move to more advanced management and accounting systems made available by new technology and software developments during the decade of the 1990's.

The PILOT software system, purchased in the early 1990's, is being replaced by a windows based network system both for NTS' headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California will replace PILOT. The Yardi system has been tested and is compatible with Year 2000 and beyond. This system is being implemented with the help of third party consultants and should be fully operational by the third quarter of 1999. NTS' system for multi-family apartment locations was converted to GEAC's Power Site System earlier in 1998 and is Year 2000 compliant.

The few remaining systems not addressed by these conversions are being modified by NTS' in-house staff of programmers. The Hewlett Packard 3000 system, used for PILOT and custom applications, was purchased in 1997 and will be part of NTS' new network. It will be retained as long as necessary to

---------------------

assure smooth operations and has been upgraded to meet Year 2000 requirements.

All risks identified with information technology are believed to be addressed by these plans.

The cost of these advances in our systems technology is not all attributable to the Year 2000 issue since NTS had already identified the need to move to a network based system regardless of the Year 2000. The costs involved will be approximately $45,000 over 1999. Costs incurred through December 31, 1998 were approximately $10,000. These costs primarily include hardware and software.

NTS property management staff has been surveying its vendors to evaluate embedded technology in its alarm systems, HVAC controls, telephone systems and other computer associated facilities. In a few cases, equipment is being replaced. In some cases circuitry is being upgraded. The cost involved is still being evaluated. There are no known significant risks that are currently without solutions. Management anticipates that applications involving ET will be Year 2000 compliant by the third quarter of 1999.

NTS is also currently addressing the Year 2000 readiness of third parties whose business interruption could have a material negative impact on its business. All significant vendors and tenants have indicated that they will be compliant by the end of 1999. Such assurances are being evaluated and documented.

Management has determined that at the current state of readiness, the need does not presently exist for a contingency plan. NTS will continue to evaluate the need for such a plan.

Despite diligent preparation, unanticipated third-party failures, inability of our tenants to pay rent when due, more general public infrastructure failures or failure to successfully conclude NTS' remediation efforts as planned could have a material adverse impact on NTS' results of operations, financial conditions and/or cash flows in 1999 and beyond.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate with the exception of the $2,000,000 note payable which the
Partnership obtained on March 3, 1999. At June 30, 1999, a hypothetical 100 basis point increase in interest rates would not result in significant market risk exposure with regards to the Partnership's financial instruments.

PART II.  OTHER INFORMATION

     3.   Defaults upon Senior Securities
          -------------------------------

          None.

     5.   Other Information
          -----------------

          In anticipation of retirement, Mr. Richard Good, the Vice Chairman and former President of NTS Capital Corporation and NTS Development Company, has begun to decrease his responsibilities with the Partnership and its affiliates. In conjunction with Mr. Good's decreased responsibilities, Mr.Brian Lavin was appointed President and Chief Operating Officer of NTS Development Company and NTS Capital Corporation in February, 1999.

     6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)    Exhibits

                 Exhibit 27. Financial Data Schedule

          (b)    Reports on Form 8-K

                 None.

     Items 1,2 and 4 are not applicable and have been omitted.

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


                                           NTS-PROPERTIES III
                                              (Registrant)

                                           BY:    NTS-Properties Associates,
                                                  General Partner
                                                  BY:   NTS Capital Corporation,
                                                        General Partner


                                                  /s/ Gregory A. Wells
                                                  --------------------
                                                  Gregory A. Wells
                                                  Executive Vice President
                                                  of NTS Capital Corporation

Date: August 13, 1999