Form 10-Q/A
period 1999-06-30
NTS PROPERTIES III
filed 1999-08-16
CIK 703667

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                        FORM 10-Q/A (Amendment Number 1)

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

                                                                YES  X   NO ____

Exhibit Index: See page 2
Total Pages: 3

Introduction
------------

This report on form 10-Q/A (Amendment Number 1) is being filed with the Securities and Exchange Commission to amend Item 6 of the Quarterly Report on Form 10-Q of NTS-Properties III for the three months ended June 30, 1999. The above referenced item appears in its entirety in this report.

PART II.  OTHER INFORMATION


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

Date: August 16, 1999