Form 10-Q
period 1999-09-30
NTS PROPERTIES III
filed 1999-11-12
CIK 703667

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q


(Mark one)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1999
                              --------------------------------------------------
                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------    ---------------------------

Commission File Number                       0-11176
                      ----------------------------------------------------------

                               NTS-PROPERTIES III
--------------------------------------------------------------------------------
      (Exact name of the registrant as specified in its charter)


          Georgia                                    61-1017240
-------------------------------              -----------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


   10172 Linn Station Road
   Louisville, KY                                            40223
-------------------------------              -----------------------------------
(Address of principal executive                            (Zip Code)
offices)

Registrant's telephone number,
including area code:                                   (502) 426-4800
                                             -----------------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
       Former name, former address and former fiscal year, if changed with since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                                             YES __X___     NO _____

Exhibit Index: See page 17
Total Pages: 18

                           TABLE OF CONTENTS
                           -----------------

                                                                    Pages
                                                                    -----
                                PART I
                                ------


Item 1.   Financial Statements

          Balance Sheets and Statement of Partners' Equity
          as of September 30, 1999 and December 31, 1998              3


          Statements of Operations
          For the three months and nine months ended
          September 30, 1999 and 1998                                 4


          Statements of Cash Flows
          For the nine months ended September 30, 1999
          and 1998                                                    5

          Notes to Financial Statements
                                                                    6-9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     10-16

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                16


PART II

Item 1.   Legal Proceedings                                          17
Item 2.   Changes in Securities                                      17
Item 3.   Defaults Upon Senior Securities                            17
Item 4.   Submission of Matters to a Vote of Security Holders        17
Item 5.   Other Information                                          17
Item 6.   Exhibits and Reports on Form 8-K                           17

Signatures                                                           18

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
          --------------------

                          NTS-PROPERTIES III
                          ------------------

           BALANCE SHEETS AND STATEMENTS OF PARTNERS' EQUITY
           -------------------------------------------------
                                          As of               As of
                                   September 30, 1999   December 31, 1998
                                   ------------------   -----------------
ASSETS
------
Cash and equivalents                 $    226,108       $    233,844
Cash and equivalents - restricted         179,948            139,350
Accounts receivable, net of
 allowance for doubtful accounts of
 $16,954 at September 30, 1999 and
 $3,034 at December 31, 1998              180,671            184,327
Land, buildings and amenities, net      9,090,265          9,834,002
Construction in progress                1,685,222            385,332
Other assets                              506,021            393,301
                                      ------------       ------------
 Total assets                        $ 11,868,235       $ 11,170,156
                                      ============       ============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Mortgages payable                    $  7,774,760       $  6,656,145
Accounts payable - operations             145,320             40,632
Accounts payable - construction           283,587            180,272
Security deposits                         140,161             98,611
Other liabilities                         159,433             73,550
                                      ------------       ------------
                                        8,503,261          7,049,210

Commitments and contingencies

Partners' equity                        3,364,974          4,120,946
                                      ------------       ------------
 Total liabilities and partners'
  equity                             $ 11,868,235       $ 11,170,156
                                      ============       ============

                                 Limited        General
                                 Partners       Partner          Total
                                 --------       -------          -----
PARTNERS' EQUITY
----------------
Initial equity                  $ 15,600,000   $  8,039,710   $ 23,639,710
Adjustment to historical basis          --       (5,455,030)    (5,455,030)
                                 ------------   ------------   ------------
                                $ 15,600,000   $  2,584,680   $ 18,184,680

Net income (loss) - prior years      374,637     (2,488,305)    (2,113,668)
Net (loss) - current year           (563,335)       (67,634)      (630,969)
Cash distributions declared
 to date                         (11,349,844)      (206,985)   (11,556,829)
Repurchase of limited
 partnership Units                      --         (518,240)      (518,240)
                                 ------------   ------------   ------------

Balances at September 30, 1999  $  3,543,218   $   (178,244)  $  3,364,974
                                 ============   ============   ============

* Reference is made to the audited financial statements in the Form 10- K as filed with the Commission on March 31, 1999.

                               NTS-PROPERTIES III
                               ------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                Three Months Ended         Nine Months Ended
                                  September 30,              September 30,
                                  -------------              -------------

                                1999         1998         1999          1998
                                ----         ----         ----          ----
REVENUES:
---------
Rental income, net of
 provision  for doubtful
 accounts of $16,954 (1999)
 and $1,943 (1998)            $  656,889   $  864,393    $2,093,487  $2,664,929
 Rental income - affiliated       73,834       73,834       221,503     223,430
 Interest and other income         3,973        4,026        8,524       11,068
                               ----------   ----------    ----------  ----------

                                 734,696      942,253     2,323,514   2,899,427
EXPENSES:
---------
 Operating expenses              248,921      233,602       712,218     689,402
 Operating expenses -
  affiliated                     115,650       91,363       360,907     303,182
 Loss of disposal of assets      286,123       39,670       290,542      48,108
 Interest expense                131,832      116,213       368,635     353,468
 Managements fees                 39,446       50,140       116,688     149,504
 Real estate taxes                57,924       51,727       159,681     155,496
 Professional and administrative
  expenses                        41,069       14,252       100,808      45,965
 Professional and administrative
  expenses - affiliated           24,028       32,601        77,595     103,127
 Depreciation and amortization   275,208      257,023       767,409     729,489
                               ----------   ----------    ----------  ----------

                               1,220,201      886,591     2,954,483   2,577,741
                               ----------   ----------    ----------  ----------
Net income (loss) before
 extraordinary item             (485,505)      55,662      (630,969)    321,686
Extraordinary item - write-
 off of unamortized loan costs      --           --            --       (65,258)
                               ----------   ----------    ----------  ----------
Net income (loss)             $ (485,505)  $   55,662    $ (630,969) $  256,428
                               ==========   ==========    ==========  ==========

Net income (loss) allocated
to the limited partners:
 Income (loss) before
  extraordinary item            (463,167)      78,970      (563,335)    389,923
 Extraordinary item                 --           --           --        (64,605)
                               ----------   ----------    ----------  ----------
Net income (loss)             $ (463,167)  $   78,970    $ (563,335) $  325,318
                               ==========   ==========    ==========  ==========

Net income (loss) per
limited partnership Unit:
Income (loss) before
 extraordinary item           $   (34.90)  $     5.73    $  (42.41)  $    28.08
Extraordinary item                   --           --           --         (4.65)
                               ----------   ----------    ---------   ----------
Net income (loss) per
limited partnership Unit      $   (34.90)  $     5.73    $  (42.41)  $    23.43
                               ==========   ==========    =========   ==========

Weighted average number of
 units                            13,270       13,770       13,281       13,883
                               ==========   ==========    =========   ==========

                                       4

                               NTS-PROPERTIES III
                               ------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                    Nine Months Ended September 30,

                                       1999                1998
CASH FLOWS FROM OPERATING
ACTIVITIES
 Net income (loss)                  $  (630,969)        $   256,428
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Provision for doubtful accounts       16,954               1,943
   Accrued interest on investment
    securities                             --                   923
   Loss on disposal of assets           290,542              48,108
   Write-off of unamortized loan
    costs                                  --                65,258
   Depreciation and amortization        767,409             729,489
   Changes in assets and
    liabilities:
    Cash and equivalents - restricted   (40,599)            (41,489)
    Accounts receivable                 (13,298)            111,520
    Other assets                       (105,053)            (13,790)
    Accounts payable - operations       104,687              41,465
    Security deposits                    41,550             (10,024)
    Other liabilities                    85,883              (9,375)
                                     -----------         -----------
 Net cash provided by operating
  activities                            517,106           1,180,456
                                     -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
 Additions to land, buildings and
  amenities                          (1,603,665)         (1,163,170)
 Accounts payable - construction        103,315                --
 Decrease in cash and equivalents -
  restricted                               --               171,538
 Maturity of investment
  securities                               --               100,668
                                     -----------         -----------
 Net cash used in investing
  activities                         (1,500,350)           (890,964)
                                     -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
 Increase in mortgage payable         1,288,527           6,800,000
 Principal payments on mortgages
  payable                              (169,912)         (6,823,739)
 Increase in loan costs                 (18,107)            (77,295)
 Repurchase of limited partnership
  Units                                (125,000)            (75,000)
 Increase in cash and equivalents -
  restricted                               --              (125,000)
                                     -----------         -----------
 Net cash provided by (used in)
  financing activities                  975,508            (301,034)
                                     -----------         -----------
 Net decrease in cash and equivalents    (7,736)            (11,542)
                                     -----------         -----------

CASH AND EQUIVALENTS, beginning
 of period                              233,844             266,940
                                     -----------         -----------

CASH AND EQUIVALENTS, end of
 period                             $   226,108         $   255,398
                                     ===========         ===========
Interest paid on a cash basis       $   360,850         $   328,864
                                     ===========         ===========

                               NTS-PROPERTIES III
                               ------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


The financial statements included herein should be read in conjunction with the Partnership's 1998 Form 10-K as filed with the Commission on March 31, 1999. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 1999 and 1998.

1.   Changes to the Names of Properties Help by the Partnership
     ----------------------------------------------------------

     In the second quarter of 1999,Plainview Plaza II was renamed NTS Center and Plainview Triad North was renamed Plainview Center.

2.   Use of Estimates in the Preparation of Financial Statements
     -----------------------------------------------------------

     The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   Concentration of Credit Risk
     ----------------------------

     NTS-Properties III is a limited partnership, which owns and operates commercial properties in Norcross, Georgia, a suburb of Atlanta, and Jeffersontown, Kentucky, a suburb of Louisville. One tenant in NTS Center occupies 46% of the office building's net rentable area. Substantially all of the Partnership's tenants are local businesses or are businesses that have operations in the location in which they lease space.

4.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represents 1) funds which have been escrowed with a mortgage company for NTS Center's property taxes in accordance with the loan agreement with such mortgage company, and 2) funds which the Partnership has reserved for the repurchase of limited partnership Units.

5.   Interest Repurchase Reserve
     ---------------------------

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in 1995. During the years ended December 31, 1998, 1997 and 1996, the Partnership has funded $75,000, $0, and $243,700, respectively, to the reserve. For the nine months ending September 30, 1999 the Partnership has funded $0 to the reserve. Through September 30, 1998 (the commencement date of the Partnership's First Tender Offer), the Partnership had repurchased a total of 1,830 Units for $393,240 at a price ranging from $208 to $250 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value of liquidation value of the Units. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partnership investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the reserve at September 30, 1999 was $0.

6.   Tender Offers
     -------------

     On September 30, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "bidders") commenced a tender offer (the "First Tender Offer") to purchase up to 1,000 Units of the Partnership's limited partnership Units at a price of $250 per Unit as of the date of the First Tender Offer. The initial expiration date of the First Tender Offer was December 29, 1998, and this expiration date was subsequently extended through March 31, 1999. A total of 1,160 Units were tendered and the bidders accepted all Units tendered. The Partnership repurchased 500 Units and ORIG, LLC purchased 660 Units at a total cost of $290,000 plus offering expenses.

     On July 27, 1999, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "bidders") commenced a tender offer (the "Second Tender Offer") to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $250 per Unit. Although the Partnership and ORIG, LLC believe that this price is appropriate, the price of $250 per Unit may not equate to the fair market value or the liquidation value of the Unit, and is less than the book value per Unit as of the date of the Second Tender Offer. Approximately $270,000 ($250,000 to purchase 1,000 Units plus approximately $20,000 for expenses associated with the Second Tender Offer) is required to purchase all 1,000 Units. The Second Tender Offer provided that the Partnership would purchase the first 500 Units tendered and fund its purchases and its portion of the expenses from cash reserves. If more than 500 Units are tendered, ORIG, LLC will purchase up to an additional 500 Units. If more than 1,000 Units are tendered, the bidders may choose to acquire the additional Units on the same terms. Otherwise, tendered Units will be purchased on a pro rata basis, up to 1,000. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS- Properties Associates, does not intend to participate in the Second Tender Offer. The initial expiration date of the Second Tender Offer was October 29, 1999, and this expiration date has been extended to December 8, 1999. As of September 30, 1999, approximately 520 Units had been tendered pursuant to the Second Tender Offer.

7.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:

                                   September 30,       December 31,
                                       1999                1998
                                       ----                ----
   Mortgage   payable   to    an
   insurance   company   bearing
   interest at a fixed  rate  of
   6.89%,  maturing  April   10,    $  6,486,233        $  6,656,145
   2015,  secured  by  land  and
   buildings

   $2,000,000  mortgage  payable
   to  a bank maturing March  1,
   2001,  secured  by  land  and
   buildings, bearing a variable
   interest of prime rate  minus
   .25%.   The current  rate  at
   September 30, 1999 is 8.0%          1,288,527                --
                                     -----------         -----------
                                    $  7,774,760        $  6,656,145
                                     ===========         ===========

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is $7,430,000.

8. Basis of Property
   -----------------

   Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair market value. Application of this standard during the periods ended September 30, 1999 and 1998 did not result in an impairment loss.

9. Reclassification of 1998 Financial Statements
   ---------------------------------------------

   Certain reclassifications have been made to the December 31, 1998 financial statements to conform to the September 30, 1999 classifications. These reclassifications have no effect on previously reported operations.

10.Related Party Transactions
   --------------------------

  Property management fees of $116,688 and $149,504 for the nine months ended September 30, 1999 and 1998, respectively, and $39,446 and $50,140 for the three months ended September 30, 1999 and 1998, respectively, were paid to NTS Development Company, an affiliate of the General Partner, pursuant to an agreement with the Partnership.

  The fee is equal to 5% of gross revenues from the Partnership's properties. Also permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership incurred $77,752 and $61,009 as repair and maintenance fees during the nine months ended September 30, 1999 and 1998, respectively, and $6,829 and $9,927 for the three months ended September 30, 1999 and 1998, respectively, and has capitalized these costs as a part of land, building and amenities. As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the three months and nine months ended September 30, 1999 and 1998. These charges include items, which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated, and items that have been capitalized as other assets, land, buildings and amenities, or construction in progress. These charges were as follows:

                      Three Months Ended      Nine Months Ended
                         September 30,          September 30,
                         -------------          -------------

                       1999        1998        1999       1998
                       ----        ----        ----       ----

Leasing             $106,750    $ 45,025     $205,478   $125,397
Administrative        30,940      40,068      100,787    125,497
Property Manager      62,620      51,809      186,076    166,097
Other                (55,033)     12,853        7,600     49,715
                     --------    -------      -------    -------

                    $145,277    $149,755     $499,941   $466,706
                     ========    =======      =======    =======

    During the nine months ended September 30, 1999 and 1998, NTS Development Company leased 20,368 square feet in NTS Center at a rental rate $14.50 per square foot. The Partnership received approximately $222,000 and $223,000 in rental payments from NTS Development Company during the nine months ended September 30, 1999 and 1998, respectively. The lease term for NTS Development Company ends on March 31, 2002.

11. Commitments and Contingencies
    -----------------------------

    One tenant at Plainview Center occupied approximately 65% of the building. During the third quarter of 1997, the Partnership received notice that the tenant would vacate the property at the end of the lease term, August 1998. The Partnership was able to negotiate a 30-day renewal extension (through September 30, 1998) with the tenant for approximately 63,000 leased square feet. The Partnership was also able to negotiate a renewal for approximately 11,000 square feet of the original 63,000 square feet through March 31, 1999. Costs associated with this renewal were not significant. As a result of this tenant vacating the remainder of their space on March 31, 1999, there will likely be a protracted period for the property to become fully leased again and substantial funds will likely be needed for leasing expenses; especially those needed to refinish space for new tenants.

    At Plainview Center, the Partnership is renovating the common area and exterior building. These renovations will be designed to make the property more marketplace competitive and enhance its value. The estimated cost of the renovations, which began during 1998, is approximately $1,450,000 and the renovation is expected to be completed by the end of the fourth quarter of 1999. The renovation and leasing costs discussed above will be funded from the loan proceeds of a $2,000,000 note payable obtained on March 2, 1999 and cash reserves. If necessary, it may be possible for the Partnership to increase the note payable secured by Plainview Center. However, there is no assurance that additional financing will be available when needed, or that any financing will be on favorable terms.

    In August 1999, a portion of the vacant space at Plainview Center, discussed above, was leased to a new tenant. The lease is for approximately 28,000 square feet and has a term of five and one-half years. The tenant is expected to take occupancy of the space during the fourth quarter of 1999. With this lease, Plainview Center's occupancy should improve to 51%. The Partnership has a commitment for approximately $500,000 of tenant finish improvements resulting from this lease. The source of funds for this commitment will be the $2,000,000 note payable discussed above.

12. Segment Reporting
    -----------------

    The Partnership adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to limited partners. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The standard also allows entities to aggregate operating segments into a single segment if the segments are similar in each of the six criteria set forth in SFAS No. 131. The Partnership's chief operating decision maker is the General Partner. The Company's reportable operating segments include only one segment - Commercial Real Estate Operations.

Item  2. Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. A discussion of certain market risks also follows. MD&A should be read in conjunction with the financial statements in
Item 1, and the cautionary statements below.

Cautionary Statements
---------------------

Some of the statements included in this Item 2 may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the partnership anticipates," "believes" or "expects," indicate that it is possible that the event anticipated, believed, or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A, or elsewhere in this report, which reflect management's best judgment, based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

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

In the second quarter of 1999, Plainview Plaza II was renamed NTS Center and Plainview Triad North was renamed Plainview Center.

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of September 30 were as follows:

                                    1999 (1)        1998
                                    --------        ----

     NTS Center                      100%           100%
     Plainview Center (2)             23%            91%
     Peachtree  Corporate  Center (3) 82%            86%

  (1)With the  exception  of  Plainview  Center,  current  occupancy  levels are
     considered   adequate  to  continue  the  operation  of  the  Partnership's properties. See below for details.

  (2)The decrease in occupancy is the result of a tenant vacating 63,000 square feet, 52,000 on September 30, 1998 and 11,000 on March 31, 1999. In the opinion of the General Partner of the Partnership, the decrease in period-ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend. The Partnership expects there will be a protracted period for Plainview Center to become fully leased again. During this period, which is unknown at this time, Partnership revenues in 1999 will most likely be decreased as compared to revenues in 1998. During August 1999, a 28,000 square foot lease was signed which will increase Plainview Center's occupancy to 51%.

  (3)In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The average occupancy levels at the Partnership's properties during the three months and nine months ended September 30 were as follows:

                            Three Months Ended      Nine Months Ended
                              September 30,           September 30,
                              -------------           -------------

                             1999        1998        1999       1998
                             ----        ----        ----       ----

NTS Center                  100%         100%        100%        97%
Plainview Center (4)         23%          91%         27%        89%
Peachtree Corporate
Center (4)                   81%          84%         84%        85%


  (4)In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The following is an analysis of material changes in results of operations for the periods ending September 30, 1999 and 1998. Items that did not have a material impact on operations for the periods listed above have been eliminated from this discussion.

The rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 1999 and 1998 were a follows:

                           Three Months Ended      Nine Months Ended
                             September 30,           September 30,
                             -------------           -------------
                            1999        1998        1999       1998
                            ----        ----        ----       ----
NTS Center                $ 354,242   $373,761   $1,127,573   $1,108,505

Plainview Center          $  81,955   $293,604   $  285,769   $  932,054

Peachtree Corporate
Center                    $ 294,142   $272,231   $  903,725   $  849,806
                           --------    -------    ---------    ---------
                          $ 730,339   $939,596   $2,317,067   $2,890,365

---------------------------------

Rental and other income decreased approximately $210,000 or 22% and $573,000 or 20% for the three months and nine months ended September 30, 1999 and 1998, respectively. The decreases are primarily a result of a decrease in average occupancy at Plainview Center following the move-out of one tenant who previously occupied 63,000 square feet or 65% of the building. (See Note 11).

The Partnership expects there will be a protracted period for Plainview Center to become fully leased again. During this period, which is unknown at this time, Partnership revenues in 1999 will most likely be decreased as compared to revenues during 1998.

In cases of tenants who cease making rental payments or abandon the premises in breach of the lease terms, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. There have been no significant funds recovered as a result of these actions during the three months and nine months ended September 30, 1999 or 1998. As of September 30, 1999 there were no on-going cases.

Operating expenses increased approximately $15,000 or 6% and $23,000 or 3% for the three months and nine months ended September 30, 1999 as compared to the same periods in 1998. The increase is due primarily to increased repairs and maintenance expenses at Peachtree Corporate Center and increased irrigation expenses at NTS Center.

Operating expenses - affiliated increased approximately $24,000 or 26% and $58,000 or 19% for the three months and nine months ended September 30, 1999, as compared to the same periods in 1998. The increases are primarily due to increased architectural and leasing salaries at Plainview Center and increased administrative salaries at Peachtree Corporate Center. These increases are partially offset by decreased architectural salaries at NTS Center. Operating expenses affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The 1999 loss on disposal of assets can be attributed to the write-off of building costs at Plainview Center and the write-off of tenant improvements at Peachtree Corporate Center. The 1998 loss on disposal of assets can be attributed to the write-offs of tenant improvements at NTS Center and Peachtree Corporate Center. The write-offs are the result of various property renovations including exterior and common area improvements and tenant improvements to accommodate new leases and to improve the marketability of vacant suites. The write-offs represent the costs of unamortized assets which were replaced as a result of the renovations.

Management Fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods may differ from the fluctuations of management fee expenses. The decreases of $10,694 or 21% and $32,816 or 22% for the three months and nine months ended September 30, 1999 as compared to the same periods in 1998 are primarily a result of the decreased occupancy rates and related revenues at Plainview Center as described above.

Professional and administrative expenses increased approximately $27,000 or 188% and $55,000 or 119% for the three months and nine months ended September 30, 1999 as compared to the same periods in 1998. The increase is primarily a result of costs incurred in connection with the Tender Offer (see discussion below).

---------------------------------

Professional and administrative expenses - affiliated decreased approximately $8,500 or 26% and $25,500 or 25% for the three months and nine months ended September 30, 1999 as compared to the same periods in 1998, primarily as a result of a decrease in salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

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

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

Cash flows provided by (used in):

                                         1999           1998
                                         ----           ----

         Operating activities      $   517,106     $ 1,180,456

         Investing activities       (1,500,350)       (890,964)

         Financing activities          975,508        (301,034)
                                    -----------     -----------
         Net decrease in cash and
          equivalents              $    (7,736)    $   (11,542)
                                    ===========     ===========

Net cash provided by operating activities decreased approximately $663,000 or 56% for the nine months ended September 30, 1999, as compared to the same period in 1998. This decrease was primarily driven by a decrease in net income as a result of decreased revenues from Plainview Center (as discussed above), as well as net negative changes in various working capital accounts.

Net cash used in investing activities increased by approximately $609,000 for the nine months ended September 30, 1999, as compared to the same period in 1998. The increase was primarily due to funds used in the interior renovation of Plainview Center and also to cash provided by the maturity of investment securities and restricted cash activity that was present in 1998, but not 1999.

Net cash provided by (used in) financing activities was $975,508 and $(301,034) for the nine months ended September 30, 1999 and 1998, respectively. The increase in net cash provided by financing activities in 1999 is the result of a new mortgage loan obtained March 2, 1999 to fund renovations at Plainview Center and a reduction in loan costs in 1999.

The Partnership indefinitely suspended distributions starting December 31, 1996 as a result of the anticipated decrease in occupancy at Plainview Center. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet) as of September 30, 1999 were $226,108.

-----------------------------------------------------------

In the next 12 months, the General Partner expects the demand on future liquidity to increase as a result of leasing activity driven primarily by the decreased occupancy at Plainview Center.

Demand on future liquidity is also expected to increase as a result of the interior and exterior building renovation, which is currently ongoing at Plainview Center. The renovations have been designed to make the property more competitive and enhance its value. The estimated cost of the renovation is approximately $1,450,000. It is anticipated that the cash flow from operations, cash reserves and funds available on the $2,000,000 loan obtained March 2, 1999 will be sufficient to meet the needs of the Partnership. Through September 30, 1999, the Partnership had incurred approximately $1,259,000 of the $1,450,000 estimated Plainview Center renovation costs. As of September 30, 1999, the Partnership had a commitment for approximately $500,000 of tenant finish improvements relating to a new 28,000 square foot lease. The improvements are expected to be complete during the fourth quarter of 1999 and the source of funds for this commitment will be the $2,000,000 loan and cash reserves.

Due to the fact that no distributions were made during the nine months ended September 30, 1999 or 1998, the table, which represents that portion of the distribution, that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in 1995. During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $75,000, $0, and $243,700, respectively, to the reserve. For the nine months ending September 30, 1999, the Partnership has funded $0 to the reserve. Through September 30, 1998 (the commencement date of the Partnership's First Tender Offer), the Partnership has repurchased a total of 1,830 Units for $393,240 at a price ranging from $208 to $250 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the reserve at September 30, 1999 was $0.

On September 30, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "bidders") commenced a tender offer (the "First Tender Offer") to purchase up to 1,000 Units of the Partnership's limited partnership Units at a price of $250 per Unit as of the date of the date of the First Tender Offer. The initial expiration date of the First Tender Offer was December 29, 1998, and this expiration date was subsequently extended through March 31, 1999. A total of 1,160 Units were tendered and the bidders accepted all Units. The Partnership repurchased 500 Units and ORIG, LLC purchased 660 Units at a total cost of $290,000 plus offering expenses.

On July 27, 1999, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "bidders") commenced a Second Tender Offer to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $250 per Unit. Although the bidders believe that this price is appropriate, the price of $250 per Unit may not equate to the fair market value or the liquidation value of the Unit, and is less than the book value per Unit as of the date of the Second Tender Offer. Approximately $270,000 ($250,000 to purchase 1,000 Units plus approximately $20,000 for expenses associated with the Second Tender Offer) is required to purchase all 1,000 Units. The Second Tender Offer provided that the Partnership would purchase the first 500 Units tendered and fund its purchases and its portion of the expenses

-----------------------------------------------------------

from cash reserves. If more than 500 Units are tendered, ORIG, LLC will purchase up to an additional 500 Units. If more than 1,000 Units are tendered, the bidders may choose to acquire the additional Units on the same terms. Otherwise, tendered Units will be purchased on a pro rata basis, up to 1,000. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates, does not intend to participate in the Second Tender Offer. The initial expiration date of the Second Tender Offer was October 29, 1999, and this expiration date has been extended to December 8, 1999. As of September 30, 1999, approximately 520 Units had been tendered pursuant to the Second Tender Offer.

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's properties. At Peachtree Corporate Center in Norcross, Georgia, the Partnership has an on-site leasing agent, an employee of NTS Development Company (an affiliate of the General Partner), who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff. The leasing and renewal negotiations for NTS Center and Plainview Center are handled by leasing agents, employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as both commercial properties. NTS Development Company's marketing staff located in Louisville, Kentucky also coordinates all advertising for the Louisville properties.

Leases at all the Partnership's properties provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. This lease provision should protect the Partnership's operations from the impact of inflation and changing prices.

Year 2000
---------

All divisions of NTS Corporation, including NTS-Properties Associates, the General Partner of the Partnership, are reviewing the effort necessary to prepare NTS' information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions have been addressed separately for the Year 2000 since the Partnership saw the need to move to more advanced management and accounting systems made available by new technology and software developments during the decade of the 1990's.

The PILOT software system, purchased in the early 1990's, is being replaced by a Windows based network system both for NTS' headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California will replace PILOT. The Yardi system has been tested and is compatible with Year 2000 and beyond. This system is being implemented with the help of third party consultants and should be fully operational by the fourth quarter of 1999.

The few remaining systems not addressed by these conversions are being modified by NTS' in-house staff of programmers. The Hewlett Packard 3000 system, used for PILOT and custom applications, was purchased in 1997 and will be part of the new network. It will be retained as long as necessary to assure smooth operations and has been upgraded to meet Year 2000 requirements.

All risks identified with information technology are believed to be addressed by these plans.

---------------------

The costs of these advances in NTS' systems technology are not all attributable to the Year 2000 issue since NTS had already identified the need to move to a network based system regardless of the Year 2000. The Partnership's share of the costs involved will be approximately $45,000 during 1999. Costs incurred through December 31, 1998 were approximately $10,000. These costs include primarily purchase, lease and maintenance of hardware and software.

NTS' property management staff has been surveying its vendors to evaluate embedded technology in its alarm systems, HVAC controls, telephone systems and other computer associated facilities. In a few cases, equipment is being replaced. In some cases circuitry is being upgraded. The cost involved is still being evaluated. There are no known significant risks that are currently without solutions. Management anticipates that applications involving ET will be Year 2000 compliant by the fourth quarter of 1999.

NTS is also currently addressing the Year 2000 readiness of third parties whose business interruption could have a material negative impact on its business. All significant vendors and tenants have indicated that they will be compliant by the end of 1999. Such assurances are being evaluated and documented.

Management has determined that at its current state of readiness, the need does not presently exist for a contingency plan. NTS will continue to evaluate the need for such a plan.

Despite diligent preparation, unanticipated third-party failures, inability of NTS tenants to pay rent when due, more general public infrastructure failures or failure to successfully conclude NTS' remediation efforts as planned could have a material adverse impact on NTS results of operations, financial conditions and/or cash flows in 1999 and beyond.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate with the exception of the $2,000,000 note payable, which the Partnership obtained on March 2, 1999. At September 30, 1999, a hypothetical 100 basis point increase in interest rates would increase interest expense by approximately $13,000, and would result in an approximately $800,000 decrease in the fair value of the debt.

PART II.  OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None.

Item 5.   Other Information
          -----------------

          Mr. Richard L. Good, who was the Vice Chairman and former President of NTS Capital Corporation and NTS Development Company, retired effective September 3, 1999.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               Exhibit 27. Financial Data Schedule

          (b)  Reports of Form 8-K

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


                                        NTS-PROPERTIES III
                                        ------------------
                                           (Registrant)

                                   BY:  NTS-Properties Associates,
                                        General Partner,
                                        BY:  NTS Capital Corporation,
                                             General Partner


                                   /s/ Gregory A. Wells
                                   --------------------
                                   Gregory A. Wells
                                   Senior Vice President of
                                   NTS Capital Corporation


Date: November 12, 1999