Form 10-K
period 1999-12-31
NTS PROPERTIES III
filed 2000-03-29
CIK 703667

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

    (Mark One)

           X            ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         -----
                        SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended         December 31, 1999
                                                     ---------------------------

                                                        OR

                        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         -----
                        THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition period from             to
                                                          ---------   ----------

                        Commission file number                  0-11176
                                                  ------------------------------

                               NTS-PROPERTIES III
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Georgia                                             61-1017240
-------------------------------                            ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)


  10172 Linn Station Road
  Louisville, Kentucky 40223                                     40223
--------------------------------                           ---------------------
(Address of principal executive                                (Zip Code)
 offices)

Registrant's telephone number, including area code:       (502) 426-4800
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:          None

Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
--------------------------------------------------------------------------------
                                (Title of Class)

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

Exhibit Index: See Page 35

Total Pages: 38

                                TABLE OF CONTENTS
                                -----------------
                                                                           Pages
                                                                           -----

                                     PART I

Items 1 and 2.             Business and Properties                           3-7

Item 3.                    Legal Proceedings                                   7

Item 4.                    Submission of Matters to a Vote
                            of Security Holders                                7


                                     PART II

Item 5.                    Market for the Registrant's Limited Partnership
                            Interests and Related Partner Matters              8

Item 6.                    Selected Financial Data                             9

Item 7.                    Management's Discussion and Analysis of
                            Financial Condition and Results of
                            Operations                                     10-16

Item 7A.                   Quantitative and Qualitative Disclosures
                            About Market Risk                                 16

Item 8.                    Financial Statements and Supplementary
                            Data                                           17-29

Item 9.                    Changes in and Disagreements with
                            Accountants on Accounting and
                            Financial Disclosure                              30


                                    PART III

Item 10.                   Directors and Executive Officers of
                            the Registrant                                 31-32

Item 11.                   Management Remuneration and Transactions           32

Item 12.                   Security Ownership of Certain Beneficial
                            Owners and Management                             33

Item 13.                   Certain Relationships and Related Transactions     34


                                     PART IV

Item 14.                   Exhibits, Financial Statement Schedules
                            and Reports on Form 8-K                        35-37


Signatures                                                                    38

                                     PART I

Items 1. and 2.  Business and Properties
                 -----------------------

Development of Business
-----------------------

NTS-Properties III (the "Partnership") is a limited partnership organized under the laws of the state of Georgia on June 24, 1982. The General Partner is NTS-Properties Associates, a Georgia limited partnership. As of December 31, 1999, the Partnership owned the following properties:

         - Peachtree Corporate Center, a business park with approximately 191,000 net rentable square feet located in Norcross, Georgia, a suburb of Atlanta. Acquired complete on January 26, 1983.

         - NTS Center, an office complex with approximately 115,000 net rentable square feet located in Jeffersontown, Kentucky, a suburb of Louisville. Acquired complete on January 26, 1983.

         - Plainview Center, an office complex with approximately 94,000 net rentable square feet located in Jeffersontown, Kentucky. Acquired complete on February 15, 1983.

In the second quarter of 1999, Plainview Plaza II was renamed NTS Center and Plainview Triad North was renamed Plainview Center.

The Partnership has a fee title interest in the above properties. The General Partner believes that the Partnership's properties are adequately covered by insurance.

As of December 31, 1999, the Partnership's properties were encumbered by mortgages as shown in the table below:

                      Interest               Maturity                Balance
   Property             Rate                   Date                at 12/31/99
   --------             ----                   ----                -----------
NTS Center              6.89%              04/10/15 (1)           $6,427,622
Peachtree Corporate      --                      --                   None
 Center
Plainview Center     Prime -.25%            03/01/01              $1,646,234 (2)

(1)      Current   monthly   principal   payments   are  based  upon  a  17-year
         amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

(2) On March 3, 1999, the Partnership obtained a $2,000,000 note payable with a bank. The note is secured by Plainview Center, bears interest at Prime - 1/4% and is due March 1, 2001.

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant finish improvements as required by lease negotiations at the Partnership's properties. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Tenant finish improvements will be funded by cash flow from operations, cash reserves or additional financing where necessary. As of December 31, 1999, the Partnership had no material commitments for tenant finish improvements. Subsequent to December 31, 1999, the Partnership made a commitment for approximately $50,000 for tenant finish improvements at NTS Center.

-----------------------------------

During the third quarter of 1997, the Partnership received notice that the tenant that occupied approximately 65% of Plainview Center would vacate the property at the end of the lease term, August 1998. The Partnership was able to negotiate a 30 day renewal (through September 30, 1998) with the tenant for the approximately 63,000 square feet that they leased. The Partnership was also able to negotiate a renewal for approximately 11,000 square feet of the original 63,000 square feet through March 31, 1999. Costs associated with this renewal were not significant. As a result of this tenant vacating the remainder of their space on March 31, 1999, there has been and will likely continue to be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be from $700,000 to $1,000,000, will likely be needed for leasing expenses; especially those needed to refinish space for new tenants.

At Plainview Center, the Partnership renovated the common area and exterior building. These renovations have been designed to make the property more competitive and enhance its value. The cost of the renovations, which began during 1998 and were completed during the fourth quarter of 1999, was approximately $1,000,000.

In August 1999, a portion of the vacant space at Plainview Center, discussed above, was leased to a new tenant. The lease is for approximately 28,000 square feet and has a term of five and one-half years. The tenant took occupancy of the space during the fourth quarter of 1999. The Partnership has incurred approximately $500,000 of tenant finish improvements resulting from this lease.

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

Financial Information About Industry Segments
---------------------------------------------

The Partnership is engaged solely in the business of owning and operating commercial real estate. A presentation of information concerning industry segments is not applicable. See Note 10 in Item 8 for information regarding the Partnership's operating segments.

Narrative Description of Business
---------------------------------

General
-------

The current business of the Partnership is consistent with the original purpose of the Partnership which was to acquire, own and operate NTS Center, Peachtree Corporate Center and Plainview Center. The Partnership's properties are in a condition suitable for their intended use.

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

NTS Center
----------

As of December 31, 1999, there were nine tenants leasing the 115,000 square feet of office space at NTS Center. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. The tenants who occupy NTS Center are professional service-orientated organizations. The principal occupations/professions practiced include real estate, telecommunications, and grocery chain management. Three tenants individually lease more than 10% of NTS Center's rentable area.

----------------------

The following table contains approximate data concerning the leases for major tenants in effect on December 31, 1999.

                                            Sq. Ft. and           Current Annual
                          Year of            % of Net               Rental per
                         Expiration        Rentable Area           Square Foot
                         ----------        -------------           -----------

Major Tenants (1):
      1                    2004            20,368 (17.7%)            $14.50
      2                    2003            16,937 (14.7%)            $12.00
      3                    2004            53,435 (46.5%)            $10.23 (2)

(1) Major tenants are those that individually occupy 10 percent or more of the rentable square footage.

(2) In accordance with the lease agreement, the tenant pays their own electricity and cleaning costs thus the base rent is below market.

Plainview Center
----------------

As of December 31, 1999, there were nine tenants leasing office space aggregating approximately 45,461 square feet of the 94,130 square feet of rentable area at Plainview Center. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. The tenants who occupy Plainview Center are professional service-orientated organizations. The principal occupation/professions practices include healthcare, mortgage broker and a victim notification service. One tenant individually leases more than 10% of Plainview Center's rentable area.

The following table contains approximate data concerning the major lease in effect on December 31, 1999:

                                            Sq. Ft. and         Current Annual
                         Year of              % of Net            Rental per
                       Expiration          Rentable Area          Square Foot
                       ----------          -------------          -----------

Major Tenant (1):
      1                   2005             27,835 (29.5%)           $14.00

(1) Major tenants are those that individually occupy 10 percent or more of the rentable square footage.

Peachtree Corporate Center
--------------------------

As of December 31, 1999, there were 48 tenants leasing office, warehouse and storage space aggregating approximately 160,000 square feet of the rentable area at Peachtree Corporate Center. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance and real estate taxes. The tenants who occupy Peachtree Corporate Center are professional service-orientated organizations. The principal occupation/profession practiced is sales-related services. There are no tenants at Peachtree Corporate Center who individually lease 10% or more of the rentable square footage.

General
-------

Additional operating data regarding the Partnership's properties is furnished in the following table.

                                                                    Peachtree
                             NTS               Plainview            Corporate
                            Center               Center               Center
                            ------               ------               ------

Federal tax basis        $9,603,218           $6,895,447           $9,694,881
Realty tax rate              .01091               .01091               .03225
Annual realty taxes         $60,409              $46,932             $103,368

-------------------

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements, 3 - 30 years for amenities and life of the lease for tenant improvements.

Competition
-----------

The Partnership's properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 1999, there are no properties under construction in the respective vicinities in which the properties are located. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties
------------------------

NTS Development Company, an affiliate of NTS Properties Associates, the General Partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a General Partner of NTS Properties
Associates. Under the agreement, the Property Manager establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, the Property Manager received $157,290 for the year ended December 31, 1999. The fee is equal to 5% of gross revenues from the Partnership's properties.

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

The term of the Management Agreement between NTS Development Company and the Partnership was for an initial term of five years, and thereafter for succeeding one-year periods, unless cancelled. The Agreement is subject to cancellation by either party upon sixty days written notice. As of December 31, 1999, the Management Agreement is still in effect.

Working Capital Practices
-------------------------

Information about the Partnership's working capital practices is included in Management Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Seasonal Operations
-------------------

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

Governmental Contracts and Regulations
--------------------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.

                                     PART II

Item 5.        Market for Registrant's Limited Partnership Interests and Related
               -----------------------------------------------------------------
               Partner Matters
               ---------------

The Partnership had 814 limited partners as of February 29, 1999. There is no established trading market for the limited partnership interests, nor is one likely to develop. Cash distributions and allocations of net income (loss) are made as described in Note 1D to the Partnership's 1999 financial statements in
Item 8.

No distributions were paid during 1999, 1998 and 1997. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs, and capital improvements.

Due to the fact that no distributions were made during 1999, 1998 or 1997, the table which represents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

Item 6.  Selected Financial Data
         -----------------------

For the years ended December 31, 1999, 1998, 1997, 1996 and 1995.
                                  1999               1998                1997                1996                1995
                                  ----               ----                ----                ----                ----
Total revenues                $ 3,228,662        $ 3,698,431         $ 3,426,290         $ 3,265,631         $ 3,073,103

Total expenses                 (3,923,458)        (3,426,517)         (3,291,720)         (3,076,384)         (3,262,493)
                               -----------        -----------         -----------         -----------         -----------

Net income (loss) before
 extraordinary item              (694,796)           271,914             134,570             189,247            (189,390)
 Extraordinary item                  --              (65,258)               --                  --                  --
                               -----------        -----------         -----------         -----------         -----------

Net income (loss)             $  (694,796)       $   206,656         $   134,570         $   189,247         $  (189,390)
                               ===========        ===========         ===========         ===========         ===========

Net income(loss)
 allocated to:
  General Partner             $   (78,012)       $   (93,182)        $  (104,636)        $   (94,850)        $  (102,894)
  Limited partners            $  (616,784)       $   299,838         $   239,206         $   284,097         $   (86,496)

Net income (loss) per
 limited partnership
 unit                         $    (46.54)       $     21.64         $     17.00         $     19.70         $     (5.58)

Weighted average number
 of limited partnership
 units                             13,253             13,855              14,072              14,418              15,495

Cumulative net income (loss)
 allocated to:
  General Partner             $(2,566,315)       $(2,488,303)        $(2,395,121)        $(2,290,485)        $(2,195,635)
  Limited partners            $  (991,423)       $  (374,639)        $    74,801         $  (164,405)        $  (448,502)

Cumulative taxable income
 (loss) allocated to:
  General Partner             $(2,689,375)       $(2,578,046)        $(2,737,694)        $(2,845,410)        $(2,696,785)
  Limited partners            $  (974,971)       $  (694,314)        $  (851,088)        $  (682,815)        $  (928,736)

Distributions declared:
 General Partner              $      --          $      --           $     --            $     --            $      --
 Limited partners             $      --          $      --           $     --            $   108,018         $   154,125

Cumulative distributions
 declared:
  General Partner             $   206,985        $   206,985         $   206,985         $   206,985         $   206,985
  Limited partners            $11,349,845        $11,349,845         $11,349,845         $11,349,845         $11,241,827

At year end:
 Land, buildings and
  amenities, net              $11,316,969        $10,219,334         $ 9,828,962         $ 9,428,016         $ 9,585,286

Total assets                  $12,326,606        $11,170,156         $11,122,316         $10,975,886         $11,120,854

Mortgages Payable             $ 8,073,856        $ 6,656,145         $ 6,734,603         $ 6,859,637         $ 6,964,619

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

Occupancy Levels
----------------

The occupancy levels at the Partnership's properties as of December 31 were as follows:

                                    1999(1)          1998        1997
                                    -------          ----        ----
NTS Center                           100%            100%         84%
Plainview Center (2)                  48%            35%          86%
Peachtree Corporate Center (3)        84%            89%          86%

(1) With the exception of Plainview Center, current occupancy levels are considered adequate to continue the operation of the Partnership's properties. See below for details.

(2) The current occupancy level is the result of one tenant vacating 52,000 square feet on September 30, 1998 and 11,000 square feet on March 31, 1999. In the opinion of the General Partner of the Partnership, the year- ending occupancy level is only a temporary situation and does not represent a permanent downward occupancy trend.

(3) In the opinion of the General Partner of the Partnership, the decrease in year-ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The Average Occupancy levels at the Partnership's properties as of December 31 were as follows:

                                    1999           1998         1997
                                    ----           ----         ----
NTS Center                          100%            98%         88%
Plainview Center                     30%            75%         90%
Peachtree Corporate Center           84%            87%         86%

The following is an analysis of material changes in results of operations for the periods ending December 31, 1999, 1998 and 1997. Items that did not have a material impact on operations for the periods listed above have been eliminated from this discussion.

Rental and Other Income
-----------------------

The rental and other income generated by the Partnership's properties for the years ended December 31 1999, 1998 and 1997 were as follows:

                               1999                 1998                 1997
                               ----                 ----                 ----
NTS Center                 $ 1,594,725          $ 1,484,593          $ 1,244,744
Plainview Center           $   410,490          $ 1,045,951          $ 1,057,964
Peachtree Corporate Center $ 1,211,827          $ 1,153,808          $ 1,088,708

Rental and other income decreased approximately $470,000 or 12% in 1999. The decrease is primarily a result of a decrease in average occupancy at Plainview Center following the move-out of one tenant who previously occupied 63,000 square feet or 65% of the building (see Item 8 Note 9). The decrease at Plainview Center is partially offset by increased cost recovery income at Peachtree Corporate Center and NTS Center.

Rental and other income increased approximately $270,000 or 7% in 1998. The increase in rental and other income is primarily a result of increased rental rates on lease renewals and increased average occupancy at Peachtree Corporate Center and NTS Center and increased cost recovery income at all of the Partnership's properties. These increases are partially offset by decreased average occupancy at Plainview Center.

Year-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are more representative of the entire year's results.

In cases of tenants who cease making rental payments or abandon the premises in breach of the lease terms, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. There have been no funds recovered as a result of these actions during the periods ended December 31, 1999, 1998 or 1997. As of December 31, 1999 there were no on-going cases.

Operating expenses increased approximately $66,000 or 8% in 1999 primarily as a result of increased repairs and maintenance expenses at Peachtree Corporate Center and increased irrigation and building maintenance expenses at NTS Center.

Operating expenses increased approximately $88,000 or 11% in 1998. The increase in operating expenses was primarily driven by the increased occupancy at NTS
Center which resulted in increased janitorial, utility and restroom supply costs. The increase in operating expenses was also a result of the cost to seal and stripe the parking lot at Plainview Center.

Operating expenses - affiliated increased approximately $67,000 or 16% in 1999 primarily due to increased leasing, administrative and architectural salaries at Peachtree Corporate Center and Plainview Center. The increase is partially offset by decreased architectural salaries at NTS Center. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Operating expenses - affiliated decreased approximately $28,000 or 6% in 1998 primarily as a result of decreased leasing costs partially offset by increased property management costs.

The 1999 write-off of unamortized building, land and tenant improvements is the result of the write-off of the following items: land improvements at Peachtree Corporate Center, building improvements at NTS Center and Plainview Center and tenant improvements at Plainview Center. The write-offs are the result of various property renovations including resurfacing the parking lot at Peachtree Corporate Center, replacing corridor carpet at NTS Center, redesigning the lobby area at Plainview Center and accommodating new leases and improving the marketability of vacant suites at Plainview Center. In order to complete the renovations, it was necessary to replace improvements which were not fully depreciated. The write-offs represent the costs of unamortized assets which were replaced as a result of the renovations.

-----------------------------------

The 1998 and 1997 write-off of unamortized building, land and tenant improvements can primarily be attributed to NTS Center. The write-off of unamortized building improvements at NTS Center is the result of renovations of the common area lobbies, corridors and restrooms. The write-off of unamortized land improvements at NTS Center is the result of renovations of the sidewalks and landscaping during 1997. The write-off represents the cost of assets which had not been fully depreciated.

Interest expense increased approximately $40,000 or 9% in 1999 as a result of a $2,000,000 note payable secured by Plainview Center in March 1999. The note bears interest at prime -1/4% and the balance at December 31, 1999 was $1,646,234. The increase in interest expense is partially offset by principal payments made on the Partnership's mortgage secured by NTS Center.

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

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between years will differ from the fluctuations of management fee expense. The approximate $29,000 or 16% decrease in management fees in 1999 can be attributed to decreased occupancy and related revenues at Plainview Center. The approximate $18,000 or 11% increase in management fees in 1998 can be attributed to increased occupancy and related revenues at NTS Center.

Professional and administrative expenses increased approximately $35,000 or 48% in 1999 and approximately $14,000 or 23% in 1998 primarily as a result of costs incurred in connection with the Tender Offers (see discussion below).

Professional and administrative expenses - affiliated decreased approximately $29,000 or 22% in 1999 primarily as a result of a decrease in salary costs. Professional and administrative expenses - affiliated are expenses incurred for the services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization increased approximately $57,000 or 6% in 1999 and approximately $138,000 or 16% in 1998 as the result of assets being placed in service. Assets placed in service are tenant improvements and building and land improvements at all the Partnership's properties. The increase in depreciation and amortization expense is partially offset by a portion of the Partnership's assets (primarily tenant finish improvements) becoming fully depreciated. Depreciation is computed using the straight line method over the estimated useful live of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements, 3 - 30 years for amenities and the life of the lease for tenant improvements. The aggregate costs of the Partnership's properties for Federal tax purposes is approximately $26,214,477.

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

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

The majority of the Partnership's cash flow is derived from operating activities and investing activities. Cash flows used in investing activities are for tenant finish improvements and other capital additions and are funded by operating activities, cash reserves and financing activity. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities also include purchases of investment securities. As part of its cash management activities, the Partnership had purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its excess cash. The Partnership held the securities until maturity. Cash flows provided by investing activities are from the maturity of investment securities. Cash flows provided by investing activities also include the release of funds escrowed as required by a loan agreement. The funds were required to be escrowed for the replacement of the HVAC system and asphalt paving at Peachtree Corporate Center. The balance in the escrow was returned to the Partnership when the loan was repaid in 1998. Cash flows used in financing activities include principal payments on the mortgages payable, the repurchase of limited partnership Units, cash reserved by the Partnership to fund the Tender Offer and the addition of loan costs. Cash flows provided by financing activities represent the utilization of cash which has been reserved by the Partnership for the repurchase of limited partnership Units and proceeds received from new mortgage loans obtained in 1998 and 1999. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1999.

Cash flows provided by (used in):

                            1999                1998                 1997
                            ----                ----                 ----
Operating activities    $    463,486         $ 1,295,737         $ 1,075,282
Investing activities      (1,866,317)           (967,030)         (1,366,451)
Financing activities       1,273,519            (361,803)            (13,574)
                         ------------         -----------         -----------
Net decrease in cash
 and equivalents        $   (129,312)        $   (33,096)        $  (304,743)
                         ============         ===========         ===========

Net cash provided by operating activities decreased approximately $830,000 or 64% in 1999. The decrease was primarily driven by a decrease in net income as a result of decreased revenues from Plainview Center (as discussed above), as well as net negative changes in various working capital accounts.

Net cash provided by operating activities increased approximately $220,000 or 21% in 1998. This increase was primarily driven by higher net income before depreciation and other non-cash charges.

Net cash used in investing activities increased approximately $899,000 in 1999 as compared to 1998 primarily as a result of increased capital expenditures. Net cash used in investing activities decreased approximately $399,000 in 1998 as compared to 1997 as a result of increased funds received from the escrow which was required by a loan agreement and the fact that no investment securities were purchased during 1998.

The approximate $1,635,000 increase in net cash provided by financing activities in 1999 as compared to 1998 is primarily the result of a new mortgage loan obtained March 2, 1999 to fund renovations at Plainview Center. Net cash used in financing activities increased approximately $348,000 in 1998 as compared to 1997 as a result of funds being reserved for the purchase of limited partnership Units through the Tender Offer, higher repurchases of limited partnership Units through the Interest Repurchase Reserve and the payment of loan costs.

-----------------------------------------------------------

The Partnership indefinitely suspended distributions starting December 31, 1996 as a result of the anticipated decrease in occupancy at Plainview Center. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of December 31) were $104,532 and $233,844 at December 31, 1999 and 1998, respectively.

In the next 12 months, the General Partner expects the demand on future liquidity to increase as a result of future leasing activity driven primarily by the decreased occupancy at Plainview Center. There has been and will likely continue to be a protracted period for Plainview Center to become fully leased again and substantial funds, currently estimated to be from $700,000 to $1,000,000, will likely be needed for leasing expenses; especially those needed to refinish space for new tenants. As of December 31, 1999, the Partnership had no material commitments for tenant finish improvements. The demand on future liquidity will be managed by the General Partner through funds from operations or additional borrowings secured by the Partnership's properties. There can be no guarantee that such funds will be available at which time the General Partner will manage the demand on liquidity accordingly.

Subsequent  to  December  31,  1999,  the   Partnership  had  a  commitment  for
approximately $50,000 of tenant finish improvements at NTS Center.

Due to the fact that no distributions were made during 1999, 1998 or 1997, the table which represents that portion of the distribution that represent a return of capital on a Generally Accepted Accounting Principal basis has been omitted.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in 1995. During the years ended December 31, 1998 and 1997, the Partnership funded $75,000 and $0, respectively, to the reserve. For the year ending December 31, 1999, the Partnership has funded $0 to the reserve. Through September 30, 1998 (the commencement date of the Partnership's First Tender Offer), the Partnership had repurchased a total of 1,830 Units for $393,240 at a price ranging from $208 to $250 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the reserve at December 31, 1999 was $0.

On September 30, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the"bidders") commenced a tender offer (the "First Tender Offer") to purchase up to 1,000 Units of the Partnership's limited partnership Units at a price of $250 per Unit as of the date of the First Tender Offer. The initial expiration date of the First Tender Offer was December 29, 1998, and this expiration date was subsequently extended through March 31, 1999. A total of 1,160 Units were tendered and the bidders accepted all Units. The Partnership repurchased 500 Units and ORIG, LLC purchased 660 Units at a total cost of $290,000 plus offering expenses.

On July 27, 1999, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "bidders") commenced a tender offer (the "Second Tender Offer") to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $250 per Unit. Although the bidders believe that this price is appropriate, the price of $250 per Unit may not equate to the fair market value or the liquidation value of the Unit, and is less than the book value per Unit as of the date of the Second Tender Offer. The initial expiration date of the Second Tender Offer was October 29, 1999 and this expiration date was subsequently extended through December 8, 1999. A total of 938 Units were tendered and the bidders accepted all Units. The Partnership repurchased 500 Units and ORIG, LLC purchased 438 Units at a total cost of $234,500 plus offering expenses.

-----------------------------------------------------------

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

Year 2000
---------

During 1999, all divisions of NTS Corporation, including NTS-Properties III, the General Partner of the Partnership, reviewed the effort necessary to prepare NTS' information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions were addressed separately for the Year 2000 since the Partnership saw the need to move to more advance management and accounting systems made available by new technology and software development during the decade of the 1990's. NTS' property management staff surveyed vendors to evaluate embedded technology in our alarm systems, HVAC controls, telephone systems and other computer associated facilities. Some equipment was replaced, while others had circuitry upgrades.

In 1999, the PILOT software system, purchased in the early 1990's, was replaced by a Windows based network system both for NTS' headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California replaced PILOT. The Yardi system is fully implemented and operational as of December 31, 1999. There have been no Year 2000 related problems with either system.

The costs of these advances in NTS' systems technology are not all attributable to the Year 2000 issue since NTS had already identified the need to move to a network based system regardless of the Year 2000. The Partnership's share of the costs involved were approximately $25,000 during 1999 and 1998. These costs include primarily purchase, lease and maintenance of hardware and software.

At the date of this filing the Partnership did not experience any significant operating issues relative to the Year 2000 issue. Despite diligent preparation, unanticipated third-party failures, inability of our tenants to pay rent when due, more general public infrastructure failures or failure of our remediation efforts as planned could have a material adverse impact on our results of operations, financial conditions and/or cash flows in 2000 and beyond.

Cautionary Statements
---------------------

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

At Plainview Center, there has been and will likely continue to be a protracted period for the property to become fully leased again. Failure to lease the vacant space at Plainview Center may have an adverse effect on the Partnership's operations. The extent of the impact on the Partnership is unknown at this time.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate with the exception of the $2,000,000 note payable which the Partnership obtained on March 2, 1999. At December 31, 1999, a hypothetical 100 basis point increase in interest rates would increase interest expense by approximately $16,000.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To NTS-Properties III, a Georgia limited Partnership:

We have  audited  the  accompanying  balance  sheets of  NTS-Properties  III, (a
Georgia limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties III as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on pages 36 and 37 are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                   ARTHUR ANDERSEN LLP


Louisville, Kentucky
March 24, 2000

                               NTS-PROPERTIES III
                               ------------------

                                 BALANCE SHEETS
                                 --------------

                        AS OF DECEMBER 31, 1999 AND 1998
                        --------------------------------

                                               1999          1998
                                               ----          ----
ASSETS
------
Cash and equivalents                      $   104,532   $   233,844
Cash and equivalents - restricted               8,073       139,350
Accounts receivable, net of allowance
 for doubtful accounts of $15,512 (1999)
 and $3,034 (1998)                            404,773       184,327
Land, buildings and amenities, net         11,316,969    10,219,334
Other assets                                  492,259       393,301
                                          -----------   -----------

                                          $12,326,606   $11,170,156
                                          ===========   ===========


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Mortgages payable                         $ 8,073,856   $ 6,656,145
Accounts payable - operations                 114,813        40,632
Accounts payable - construction               775,219       180,272
Security deposits                             142,573        98,611
Other liabilities                              43,995        73,550
                                          -----------   -----------

                                            9,150,456     7,049,210


Commitments and contingencies (Note 9)


Partners' equity                            3,176,150     4,120,946
                                          -----------   -----------

                                          $12,326,606   $11,170,156
                                          ===========   ===========

The accompanying notes to financial statements are an integral part of these statements.

                               NTS-PROPERTIES III
                               ------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------
                                                          1999           1998           1997
                                                          ----           ----           ----
Revenues:
---------
Rental income, net of provision for
 doubtful accounts of $19,081 (1999),
 $1,943 (1998) and $28,661 (1997)                     $ 2,919,927    $ 3,386,729    $ 3,090,978
Rental income - affiliated                                295,336        295,336        295,031
Interest and other income                                  13,399         16,366         40,281
                                                      -----------    -----------    -----------

                                                        3,228,662      3,698,431      3,426,290
Expenses:
---------

Operating expenses                                        948,995        882,594        794,637
Operating expenses - affiliated                           479,799        412,338        440,458
Write-off of unamortized building, land
 and tenant improvements                                  332,333         48,108         86,406
Interest Expense                                          509,224        468,749        524,901
Management fees                                           157,290        186,416        168,006
Real estate taxes                                         210,708        206,038        206,603
Professional and administrative
 expenses                                                 109,381         74,514         60,604
Professional and administrative
 expenses - affiliated                                    104,227        133,297        133,969
Depreciation and amortization                           1,071,501      1,014,463        876,136
                                                      -----------    -----------    -----------

                                                        3,923,458      3,426,517      3,291,720
                                                      -----------    -----------    -----------

Net income (loss) before extraordinary
 item                                                    (694,796)       271,914        134,570
Extraordinary item-write-off of
 unamortized loan costs                                      --          (65,258)          --
                                                      -----------    -----------    -----------

Net income (loss)                                     $  (694,796)   $   206,656    $   134,570
                                                      ===========    ===========    ===========


Net income (loss)allocated to the
 limited partners:
 Income (loss) before extraordinary item              $  (616,784)   $   364,443    $   239,206
 Extraordinary item                                          --          (64,605)          --
                                                      -----------    -----------    -----------

Net income (loss)                                     $  (616,784)   $   299,838    $   239,206
                                                      ===========    ===========    ===========

Net income (loss) per limited
 partnership Unit:
 Income (loss) before extraordinary item              $    (46.54)   $     26.30    $     17.00
 Extraordinary item                                          --            (4.66)          --
                                                      -----------    -----------    -----------

Net income (loss)                                     $    (46.54)   $     21.64    $     17.00
                                                      ===========    ===========    ===========


Weighted average number of Units                           13,253         13,855         14,072
                                                      ===========    ===========    ===========

The accompanying notes to financial statements are an integral part of these statements.

                               NTS-PROPERTIES III
                               ------------------

                       STATEMENTS OF PARTNERS' EQUITY (1)
                         ------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------

                                      Limited        General
                                      Partners       Partners        Total
                                      --------       --------        -----
Balance at December 31, 1996          3,772,918         87,210      3,860,128
 Net income(loss)                       239,206       (104,636)       134,570
 Repurchase of limited partnership
  units                                  (5,408)          --           (5,408)
                                    -----------    -----------    -----------
Balances at December 31, 1997         4,006,716        (17,426)     3,989,290
 Net income (loss)                      299,838        (93,182)       206,656
 Repurchase of limited partnership
  units                                 (75,000)          --          (75,000)
                                    -----------    -----------    -----------
Balances at December 31, 1998         4,231,554       (110,608)     4,120,946
 Net loss                              (616,784)       (78,012)      (694,796)
 Repurchase of limited partnership
  units                                (250,000)          --         (250,000)
                                    -----------    -----------    -----------
Balances at December 31, 1999       $ 3,364,770    $  (188,620)   $ 3,176,150
                                    ===========    ===========    ===========

The accompanying notes to financial statements are an integral part of these statements.

(1) For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board,Statement of Financial Accounting Standards Statement No. 130, Reporting
                                                                       ---------
         Comprehensive Income.
         ---------------------

                               NTS-PROPERTIES III
                               ------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------

                                                  1999            1998          1997
                                                  ----            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income (loss)                             $  (694,796)   $   206,656    $   134,570
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for doubtful accounts                    19,081          1,943         28,661
Accrued interest on investment securities            --              923           (923)
Write-off of unamortized building, land and
tenant improvements                               332,333         48,108         86,406
Write-off of unamortized loan costs                  --           65,258           --
Depreciation and amortization                   1,071,501      1,014,464        876,136
Change in assets and liabilities:
Cash and equivalents - restricted                   6,277         (3,384)        (4,595)
Accounts receivable                              (239,527)        83,652        (99,613)
Other assets                                     (119,971)       (38,907)       (39,079)
Accounts payable - operations                      74,181          3,859        (60,929)
Security deposits                                  43,962         (5,205)        10,882
Other liabilities                                 (29,555)       (81,630)       143,766
                                              -----------    -----------    -----------

Net cash provided by operating activities         463,486      1,295,737      1,075,282
                                              -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings, amenities and
construction in progress                       (2,461,264)    (1,418,950)    (1,318,585)
Accounts payable - construction                   594,947         77,619         48,583
Decrease in cash equivalents - restricted            --          273,633          4,219
Purchase of investment securities                    --             --         (304,521)
Maturity of investment securities                    --          100,668        203,853
                                              -----------    -----------    -----------

Net cash used in investing activities          (1,866,317)      (967,030)    (1,366,451)
                                              -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Increase in mortgage payable                    1,646,234      6,800,000           --
Principal payments on mortgages payable          (228,523)    (6,878,458)      (125,034)
Increase in loan costs                            (19,192)       (83,345)          --
Repurchase of limited partnership Units          (250,000)       (75,000)        (5,408)
Decrease (increase)in cash and equivalent-
restricted                                        125,000       (125,000)       116,868
                                              -----------    -----------    -----------

Net cash provided by (used in) financing
activities                                      1,273,519       (361,803)       (13,574)
                                              -----------    -----------    -----------

Net decrease in cash and equivalents             (129,312)       (33,096)      (304,743)

CASH AND EQUIVALENTS, beginning of period         233,844        266,940        571,683
                                              -----------    -----------    -----------

CASH AND EQUIVALENTS, end of period           $   104,532    $   233,844    $   266,940
                                              ===========    ===========    ===========

Interest paid on a cash basis                 $   498,283    $   444,145    $   570,819
                                              ===========    ===========    ===========

The accompanying notes to financial statements are an integral part of these statements.

                               NTS-PROPERTIES III
                               ------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------

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

         B)       Properties
                  ----------

                  The Partnership owns and operates the following properties:

                  -        Peachtree  Corporate  Center,  a  business  park with
                           approximately   191,000  net  rentable   square  feet
                           located in Norcross, Georgia, a suburb of Atlanta.

                  -        NTS  Center  an  office  complex  with  approximately
                           115,000  net   rentable   square   feet   located  in
                           Jeffersontown, Kentucky, a suburb of Louisville.

                  -        Plainview    Center,    an   office    complex   with
                           approximately 94,000 net rentable square feet located in Jeffersontown, Kentucky.

         C)       Changes in the Names of Properties Held by the Partnership
                  ----------------------------------------------------------

                  In the second quarter of 1999, Plainview Plaza II was renamed NTS Center and Plainview Triad North was renamed Plainview Center.

         D)       Allocation of Net Income (Loss) and Cash Distributions
                  ------------------------------------------------------

                  Net Cash Receipts, as defined in the partnership agreement, will be distributed, to the extent made available, to the limited partners in an amount equal to the greater of 10% per year, non-cumulative, of their invested capital or their pro rata share of such Net Cash Receipts, as defined in the partnership agreement. The balance of the Net Cash Receipts, as defined in the partnership agreement, would be available for distribution to the General Partner until the General Partner has received its pro rata share of such Net Cash Receipts. At such time as the limited partners have received cash distributions equal to their original capital contributions, cash flow would be distributed 52% to the limited partners and 48% to the General Partner. In general, operating income and losses (exclusive of depreciation) are allocated to the limited partners and the General Partner in proportion to their respective distributions of cash for all period presented in the accompanying Financial Statements. In no event, however, will the portion of any item of Partnership income, gain, loss, deduction or credit allocated to the General Partner be less than 1%. Starting December 31, 1996, the Partnership has indefinitely interrupted distributions.

   -------------------------------------------

         D)       Allocation  of  Net  Income  (Loss)  and  Cash Distributions -
                  --------------------------------------------------------------
                  Continued
                  ---------

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

         E)       Tax Status
                  ----------

                  The Partnership has received a ruling from the Internal Revenue Service stating that the Partnership is classified as a limited partnership for federal income tax purposes. As such, the Partnership makes no provision for income taxes. The taxable income or loss is passed through to the holders of interests for inclusion on their individual income tax returns.

                  The reconciliation of net income for financial statement purposes and for income tax reporting is as follows:

                                1999                1998                 1997
                                ----                ----                 ----
Net income (loss)            $(694,796)           $ 206,656           $ 134,570
Items handled differently
 for tax purposes:
  Depreciation                 523,494              409,636            (204,471)
  Write-off of unamortized
   building and tenant
   improvements               (231,592)            (116,602)            (86,819)
  Rental income                (44,971)            (145,195)            139,596
  Allowance for doubtful
   accounts                     12,478              (39,001)            (39,945)
  Other                         43,401                  928              (3,490)
                              ---------            ---------           ---------

Taxable income(loss)         $(391,986)           $ 316,422           $ (60,559)
                              =========            =========           =========


         F)       Use of Estimates in the Preparation of Financial Statements
                  -----------------------------------------------------------

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

         -------------------------------------------

         G)       Cash and Equivalents - Restricted
                  ---------------------------------

                  Cash and equivalents - restricted represent 1) funds which have been escrowed with a mortgage company for NTS Center's property taxes in accordance with the loan agreement and 2) funds which the partnership has reserved for the repurchase of limited Partnership Units (1998 balance only).

         H)       Basis of Property and Depreciation
                  ----------------------------------

                  Land, buildings and amenities are stated at cost to the Partnership as determined by the historical cost of the property to the General Partner for its interest and by the purchase price of the property to the Partnership for the limited partners' interests. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements, 3 - 30 years for amenities and the life of the lease for tenant improvements.

                  Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the years ended December 31, 1999, 1998 and 1997 did not result in an impairment loss.

         I)       Rental Income and Deferred Leasing Commissions
                  ----------------------------------------------

                  Certain of the Partnership's lease agreements are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totaled $136,323 and
                  $129,197 December 31, 1999 and 1998, respectively. All commissions paid to leasing agents are deferred and amortized on a straight-line basis over the term of the lease to which they apply.

         J)       Advertising
                  -----------

                  The Partnership expenses advertising-type costs as incurred. Advertising expense was immaterial to the Partnership during the years ended December 31, 1999, 1998 and 1997.

         -------------------------------------------

         K)       Statements of Cash Flows
                  ------------------------

                  For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

         L)       Reclassifications of 1998 and 1997 Financial Statements
                  -------------------------------------------------------

                  Certain reclassifications have been made to the December 31, 1998 and 1997 financial statements to conform with December 31, 1999 classifications. These reclassifications have no material effect on previously reported operations.

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

3.       Interest Repurchase Reserve
         ---------------------------

         Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in 1995. During the years ended December 31, 1998 and 1997, the Partnership funded $75,000 and $0, respectively, to the reserve. For the year ending December 31, 1999, the Partnership has funded $0 to the reserve. Through September 30, 1998 (the commencement date of the Partnership's First Tender Offer), the Partnership had repurchased a total of 1,830 Units for $393,240 at a price ranging from $208 to $250 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent fair market value or liquidation value of the Units. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the reserve at December 31, 1999 was $0.

4.       Tender Offer
         ------------

         On September 30, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the"bidders") commenced a tender offer (the "First Tender Offer") to purchase up to 1,000 Units of the Partnership's limited partnership Units at a price of $250 per Unit as of the date of the First Tender Offer. The initial expiration date of the First Tender Offer was December 29, 1998, and this expiration date was subsequently extended through March 31, 1999. A total of 1,160 Units were tendered and the bidders accepted all Units. The Partnership repurchased, pursuant to the First Tender Offer, 500 Units and ORIG, LLC purchased 660 Units at a total cost of $290,000 plus offering expenses.

         ------------------------

         On July 27, 1999, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "bidders") commenced a tender offer (the "Second
         Tender Offer") to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $250 per Unit. Although the bidders believe that this price is appropriate, the price of $250 per Unit may not equate to the fair market value or the liquidation value of the Unit, and is less than the book value per Unit as of the date of the Second Tender Offer. The initial expiration date of the Second Tender Offer was October 29, 1999 and this expiration date was subsequently extended through December 8, 1999. A total of 938 Units were tendered and the bidders accepted all Units. The Partnership repurchased, pursuant to the Second Tender Offer, 500 Units and ORIG, LLC purchased 438 Units at a total cost of $234,500 plus offering expenses.

5.       Land, Buildings and Amenities
         -----------------------------

         The following schedule provides an analysis of the Partnership's investment in property held for lease as of December 31:

                                          1999                  1998
                                          ----                  ----
Land and improvements                 $ 4,817,717           $ 4,737,375
Buildings and improvements             22,230,344            21,481,396
Amenities                                 148,876               122,429
                                       ----------            ----------

                                       27,196,937            26,341,200

Less accumulated depreciation          15,879,968            16,121,866
                                       ----------            ----------

                                      $11,316,969           $10,219,334
                                       ==========            ==========


6.       Mortgages Payable
         -----------------

         Mortgages payable as of December 31 consist of the following:

                                                  1999                 1998
                                                  ----                 ----
Mortgage payable to an insurance  company,
bearing interest at 6.89%,  maturing
April 10, 2015, secured by land and building  $ 6,427,622         $ 6,656,145

$2,000,000 mortgage payable to a bank
maturing March 1, 2001, secured by
land and buildings, bearing a variable
interest of prime minus .25%.  The
current rate at December 31, 1999 is
8.5% and current amount available at
December 31, 1999 is $353,766.                  1,646,234              --
                                               ----------          ----------
                                              $ 8,073,856         $ 6,656,145
                                               ==========          ==========

6.       Mortgages Payable
         -----------------

         Scheduled maturities of debt are as follows:

                  For the Years Ended December 31,              Amount
                  --------------------------------              ------

                           2000                             $   334,774
                           2001                               1,818,416
                           2002                                 280,828
                           2003                                 300,800
                           2004                                 322,192
                  Thereafter                                  5,016,846
                                                              ---------

                                                             $8,073,856
                                                              =========

         Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $7,400,000.

7.       Rental Income Under Operating Leases
         ------------------------------------

         The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 1999:

                  For the Years Ended December 31,            Amount
                  --------------------------------            ------

                           2000                           $ 2,829,775
                           2001                             2,325,592
                           2002                             1,873,324
                           2003                             1,554,438
                           2004                             1,091,658
                           Thereafter                         257,697
                                                           ----------

                                                          $ 9,932,484
                                                           ==========
8.       Related Party Transactions
         --------------------------

         Property  management  fees of  $157,290  (1999),  $186,416  (1998)  and
         $168,006 (1997) were paid to NTS Development Company, an affiliate of the General Partner, pursuant to an agreement with the Partnership. The fee is equal to 5% of gross revenues from the Partnership's properties. Also permitted by an agreement with the Partnership, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $141,626 and $80,897 as a repair and maintenance fee during the years ended December 31, 1999 and 1998, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by an agreement, the Partnership also was charged the following amounts from NTS Development Company for the years ended
         December 31, 1999, 1998 and 1997. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

         --------------------------------------

                                1999              1998              1997
                                ----              ----              ----

         Leasing              $262,508          $169,294         $279,851
         Administrative        134,215           132,949          166,422
         Property manager      252,627           230,315          171,324
         Other                   8,679            59,411           28,460
                               -------           -------          -------

                              $658,029          $591,969         $646,057
                               =======           =======          =======

         During 1999, NTS Development Company leased 20,368 square feet in NTS Center at a rental rent of $14.50 per square foot. The Partnership received approximately $295,000 in rental payments from NTS Development Company during 1999, 1998 and 1997.

         During January 1997, NTS Development Company leased 23,160 square feet of the available space in NTS Center at a base rent of $13.50 per square foot. During February and March of 1997, NTS Development Company leased 20,368 square feet. Effective April 1, 1997, the NTS Development Company lease was extended for five years to March 2002 at a rental rate of $14.50 per square foot for 20,368 square feet.

         Effective November 19, 1999, the NTS Development Company lease was extended two years to March 2004 at a rental rate of $14.50 per square foot for 20,368 square feet. Leasing arrangements contemplated allowances for certain tenant finish. Expenses related to such tenant finish were capitalized within the line item land, buildings, amenities in the accompanying balance sheets. Such capital expenditures were approximately $225,000 and $394,000 as of and for the years ended December 31, 1999 and 1998, respectively.

9.       Commitments and Contingencies
         -----------------------------

         One tenant at Plainview Center occupied approximately 65% of the building. During the third quarter of 1997, the Partnership received notice that the tenant would vacate the property at the end of the lease term, August 1998. A 30-day renewal extension was negotiated (through September 30, 1998) with the tenant for approximatel 63,000 leased square feet. A renewal for approximately 11,000 square feet of the original 63,000 square feet was also negotiated through March 31, 1999. Costs associated with this renewal were not significant. As a result of this tenant vacating the remainder of their space on March 31, 1999, there has been and will likely continue to be a protracted period for the property to become full leased again and substantial funds, currently estimated to be from $700,000 to $1,000,000, will likely be needed for leasing expenses; especially those needed to refinish space for new tenants. Such costs will be funded from additional available loan proceeds (See Note 6) and cash reserves. If necessary, it may be possible for the Partnership to increase the note payable secured by Plainview Center. However, there is no assurance that additional financing will be obtained when needed, or that any financing will be available on favorable terms.

10.      Segment Reporting
         -----------------

         The Company's reportable operating segments include only one segment that is Commercial real estate operations.

11.      Subsequent Event
         ----------------

         Subsequent to December 31, 1999, the Affiliate (ORIG, LLC) purchased Interests in the Partnership pursuant to an Agreement, Bill of Sale and Assignment dated February 7, 2000, by and among the Affiliate and four investors in the Partnership (the "Purchase Agreement"). The Affiliate purchased 135 Interests in the Partnership from one of the investors for total consideration of $38,676, or an average price of $286.49 per Interest. The Affiliate paid these investors a premium above the purchase price previously offered for Interests pursuant to prior tender offers because this purchase allowed the Affiliate to purchase substantial number of Interests without incurring the expenses involved with a tender offer and multiple transfers.

Item 9.   Changes  in  and  Disagreements  with  Accountants  on  Accounting and
          ----------------------------------------------------------------------
          Financial Disclosure
          --------------------

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

The General Partners of NTS-Properties Associates are as follows:

J. D. Nichols
-------------

Mr. Nichols (age 58) is the managing General Partner of NTS-Properties Associates and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

L. C. Aroh
----------

Mr. Aroh (age 70) has been an independent real estate developer for the past ten years. He is a partner in other real estate developments with the principals of NTS Development Company.

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

Gary D. Adams
-------------

Mr. Adams (age 54) is Senior Vice President of NTS Development Company. Since joining the NTS organization in May 1977, Mr. Adams has been involved in the development, construction and management of properties in the southeast region.

A. Toni Rizzo
-------------

Mr. Rizzo (age 52) joined Abel Construction during 1995 as the Director of Business Development. From 1985 to 1995, Mr. Rizzo was an officer of the Huntington Group and prior to 1985 was an employee of NTS Development Company.

The Manager of the Partnership's properties is NTS Development Company, the executive officers and/or directors of which are Messrs. J. D. Nichols, Brian F. Lavin and Gregory A. Wells.

         --------------------------------------------------------------

Brian F. Lavin
--------------

Mr. Lavin (age 46), President of NTS Corporation and NTS Development Company joined the Manager in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management,and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

Gregory A. Wells
----------------

Mr. Wells (age 41), Senior Vice President and Chief Financial Officer of NTS Corporation and NTS Development Company joined the Manager in July, 1999. From May 1998 through July 1999, Mr. Wells served as Chief Financial Officer of Hokanson Companies, Inc. and as Secretary and Treasurer of Hokanson Construction Inc., Indianapolis, Indiana from January 1995 through May 1998. In these capacities he directed financial and operational activities for commercial rental real estate, managed property, building and suite renovations, out of ground commercial and residential construction and third party property management. Mr. Wells previously served as Vice President of Operations and Treasurer of Executive Telecom Systems, Inc. a subsidiary of the Bureau of National Affairs, Inc. (Washington, D.C.). Mr. Wells attended George Mason University, where he received a Bachelor's Degree in Business Administration. Mr. Wells is a Certified Public Accountant in both Virginia and Indiana and is active in various charitable and philanthropic endeavors in the Louisville and Indianapolis areas.

Mr. Richard L. Good, who was Vice Chairman and former President of NTS Capital Corporation and NTS Development Company, retired effective September 3, 1999.

Item 11. Management Remuneration and Transactions
         ----------------------------------------

The officers and/or directors of the corporate General Partner receive no direct remuneration in such capacities. The Partnership is required to pay a property management fee based on gross rentals to NTS Development Company. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects. Also, NTS Development Company provides certain other services to the Partnership. See Note 8 to the financial statements which sets forth transactions with NTS Development Company for the years ended December 31, 1999, 1998 and 1997.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

The following provides details regarding owners of more than 5% of the total outstanding limited partnership Units as of February 25, 2000.

           ORIG, LLC
           10172 Linn Station Road                  1,233 Units (9.66%)
           Louisville, Kentucky 40223

ORIG, LLC is a Kentucky limited liability company, the members of which are J.D. Nichols and Brian F. Lavin, Chairman and President of NTS Capital Corporation, a general partner of NTS Properties Associates, the general partner of the Partnership.

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
           St. Louis, Missouri 63102

Item 13.          Certain Relationships and Related Transactions
                  ----------------------------------------------

Property management fees of $157,290 (1999), $186,416 (1998) and $168,006 (1997)
were paid to NTS Development Company, an affiliate of the General Partner, pursuant to an agreement with the Partnership. The fee is equal to 5% of gross revenues from the Partnership's properties. Also permitted by an agreement with the Partnership, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $141,626 and $80,897 as a repair and maintenance fee during the years ended December 31, 1999 and 1998, respectively, and has capitalized this cost as a part of land, buildings and amenities. As permitted by an agreement, the Partnership also was charged the following amounts from NTS Development Company for the years ended December 31, 1999, 1998 and 1997. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                               1999              1998              1997
                               ----              ----              ----

Leasing                      $262,508          $169,294         $279,851
Administrative                134,215           132,949          166,422
Property manager              252,627           230,315          171,324
Other                           8,679            59,411           28,460
                              -------           -------          -------

                             $658,029          $591,969         $646,057
                              =======           =======          =======

During 1999, NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot. The Partnership received approximately $295,000 in rental payments from NTS Development Company during 1999, 1998 and 1997.

During January 1997, NTS Development Company leased 23,160 square feet of the available space in NTS Center at a base rent of $13.50 per square foot. During February and March of 1997, NTS Development Company leased 20,368 square feet. Effective April 1, 1997, the NTS Development Company lease was extended for five years to March 2002 at a rental rate of $14.50 per square foot for 20,368 square feet.

Effective November 19, 1999, the NTS Development Company lease was extended two years to March 2004 at a rental rate of $14.50 per square foot for 20,368 square feet. Leasing arrangements contemplated allowances for certain tenant finish. Expenses related to such tenant finish were capitalized within the line item land, buildings and amenities in the accompanying balance sheets. Such capital expenditures were approximately $225,000 and $394,000 as of and for the years ended December 31, 1999 and 1998, respectively.

                                     PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------

1. Financial statements
   --------------------

   The financial statements for the years ended December 31 1999, 1998, 1997 together with the report of Arthur Andersen LLP dated March 24, 2000, appear in Item 8. The following financial statement schedules should be read in conjunction with such financial statements.

2. Financial statement schedules
   -----------------------------

   Schedules:                                            Page No.
                                                         --------

   III - Real Estate and Accumulated Depreciation         36-37

   All other schedules have been omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

3. Exhibits
   --------

   Exhibit No.                                          Page No.
   -----------                                          --------

    3. Amended and Restated
       Agreement and Certificate
       of Limited Partnership of
       NTS-Properties III                                   *

   10. Management Agreement between
       NTS Development Company and
       NTS-Properties III                                   *

   27. Financial Data Schedule                          Included
                                                        herewith

* Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of Registration Statements on Form S-11 on June 25, 1982 (effective October 13, 1982) under Commission File No. 2-78152.

4. Reports on Form 8-K

No reports on Form 8-K were filed during the three month ended December 31, 1999.

                               NTS-PROPERTIES III
                               ------------------
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------
                             AS OF DECEMBER 31, 1999
                             -----------------------
                                                                                 Peachtree
                                                         NTS        Plainview    Corporate
                                                        Center       Center       Center          Total
                                                        ------       ------       ------          -----
Encumbrances                                             (A)           (B)

Initial cost to Partnership:
 Land                                                $ 1,379,172   $ 1,217,886   $ 1,408,375   $ 4,005,433
 Buildings and improvements                            4,963,604     4,512,172     6,231,114    15,706,890
Cost capitalized subsequent to acquisition:
 Improvements                                          3,485,705     1,875,316     2,102,661     7,463,682
 Carrying costs                                             --            --            --            --

Gross amount at which carried December 31,1999(C):
 Land                                                $ 1,765,889   $ 1,384,663   $ 1,667,164   $ 4,817,716
 Buildings, improvements and amenities                 8,062,592     6,220,711     8,074,986    22,358,289
                                                     -----------   -----------   -----------   -----------
 Total (E)                                           $ 9,828,481   $ 7,605,374   $ 9,742,150   $27,176,005
                                                     ===========   ===========   ===========   ===========

Accumulated depreciation                             $ 5,406,075   $ 3,457,419   $ 7,014,381   $15,877,875
                                                     ===========   ===========   ===========   ===========

Date of construction                                    N/A           N/A            N/A

Date acquired                                          01/83         02/83          01/83

Life at which depreciation in
 latest income statement is
 computed                                               (D)           (D)            (D)

(A)        First mortgage held by an insurance company.
(B)        First mortgage held by a bank.
(C)        Aggregate cost of real estate for tax purposes is $26,214,477.
(D) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 5 - 30 years for buildings, improvements and 3 - 30 years for amenities and life of the lease for tenant improvements.
(E) Reconciliation, net of accumulated depreciation to consolidated financial statements:

Total Gross Cost at December 31, 1999                            $   27,176,005
 Additions to Partnership for computer hardware and
  software in 1998 and 1999                                              20,931
                                                                  --------------
Balance at December 31, 1999                                         27,196,936
 Less Accumulated Depreciation per above                            (15,877,875)
 Less Accumulated Depreciation - computer equipment                      (2,092)
                                                                  --------------
 Land, Buildings and amenities, net at December 31, 1999         $   11,316,969
                                                                  ==============

                               NTS-PROPERTIES III
                               ------------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------



                                            Real                 Accumulated
                                           Estate                Depreciation

Balances at December 31, 1996          $ 24,497,620              $ 15,069,604

Additions during period:
 Improvements                             1,318,585                        --
 Depreciation (a)                                --                   831,231

Deductions during period:
 Retirements                               (460,619)                 (374,211)
                                        ------------              ------------

Balances at December 31, 1997            25,355,586                15,526,624

Additions during period:
 Improvements                             1,418,950                        --
 Depreciation (a)                                --                   980,469

Deductions during period:
 Retirements                               (433,336)                 (385,227)
                                        ------------              ------------

Balances at December 31, 1998            26,341,200                16,121,866

Additions during period:
 Improvements                             2,461,264                        --
 Depreciation (a)                                --                 1,031,295

Deductions during period:
 Retirements                             (1,605,527)               (1,273,193)
                                        ------------              ------------

Balances at December 31, 1999          $ 27,196,937              $ 15,879,968
                                        ============              ============


  (a) The additions charged to accumulated depreciation on this schedule will differ from the depreciation and amortization on the Statements of Cash Flows due to the amortization of loan costs and capitalized leasing costs.

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

                                                    NTS-PROPERTIES III
                                                    ------------------
                                                       (Registrant)

                                            BY:     NTS-Properties Associates,
                                                    General Partner
                                                    BY: NTS Capital Corporation,
                                                        General Partner

                                            /s/ Gregory A. Wells
                                            ------------------------------------
                                            Gregory A. Wells
                                            Senior Vice President and
                                            Chief Financial Officer of
                                            NTS Capital Corporation

Date: March 29, 2000



Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

           Signature                                   Title
           ---------                                   -----

/s/ J. D. Nichols                          General Partner of NTS-Properties
--------------------------------           Associates and Chairman of the Board
J. D. Nichols                              and Sole Director of NTS Capital
                                           Corporation


/s/ Brian F. Lavin                         President and Chief Operating Officer
--------------------------------           of NTS Capital Corporation
Brian F. Lavin



/s/ Gregory A. Wells                       Senior Vice President and
--------------------------------           Chief Financial Officer of
Gregory A. Wells                           NTS Capital Corporation


The Partnership is a limited partnership and no proxy material has been sent to the limited partners.