Form 10-Q
period 2000-03-31
NTS PROPERTIES III
filed 2000-05-12
CIK 703667

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934


For the quarterly period ended                    March 31, 2000
                              --------------------------------------------------

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from                       to
                              -----------------------  -------------------------

Commission File Number                          0-11176
                      ----------------------------------------------------------

                               NTS-PROPERTIES III
--------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


           Georgia                                        61-1017240
-------------------------------                  -------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


    10172 Linn Station Road
       Louisville, KY                                      40223
-------------------------------                  -------------------------------
(Address of principal executive                          (Zip Code)
offices)


                                 (502) 426-4800
--------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)


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

                                TABLE OF CONTENTS
                                -----------------


                                     PART I


                                                                           Pages

Item 1.   Financial Statements

          Balance Sheets and Statement of Partners' Equity
            as of March 31, 2000 and December 31, 1999                         3

          Statements of Operations
            for the three months ended March 31, 2000 and 1999                 4

          Statements of Cash Flows
            for the three months ended March 31, 2000 and 1999                 5

          Notes to Financial Statements                                      6-9

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            10-15

Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                       15

                                     PART II

Item 1.   Legal Proceedings                                                   16

Item 2.   Changes in Securities                                               16

Item 3.   Defaults Upon Senior Securities                                     16

Item 4.   Submission of Matters to a Vote of Security Holders                 16

Item 5.   Other Information                                                   16

Item 6.   Exhibits and Reports on Form 8-K                                    16

Signatures                                                                    17

PART I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        --------------------

                               NTS-PROPERTIES III
                               ------------------

                BALANCE SHEETS AND STATEMENTS OF PARTNERS' EQUITY
                -------------------------------------------------


                                                    As of               As of
                                              March 31, 2000   December 31,1999*
                                              --------------   -----------------
                                                (Unaudited)
ASSETS
------
Cash and equivalents                           $   109,600           $   104,532
Cash and equivalents - restricted                   22,842                 8,073
Accounts receivable, net of allowance
 for doubtful accounts of $16,257 at
 March 31, 2000 and $15,512 at
 December 31, 1999                                 301,087               404,773
Land, buildings and amenities, net              11,106,725            11,316,969
Other assets                                       502,009               492,259
                                               -----------           -----------

 TOTAL ASSETS                                  $12,042,263           $12,326,606
                                               ===========           ===========


LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages payable                              $ 8,367,996           $ 8,073,856
Accounts payable                                   285,117               890,032
Security deposits                                  141,731               142,573
Other liabilities                                  108,517                43,995
                                               -----------           -----------

 TOTAL LIABILITIES                               8,903,361             9,150,456


COMMITMENTS AND CONTINGENCIES (Note 9)

Partners' equity                                 3,138,902             3,176,150
                                               -----------           -----------

 TOTAL LIABILITIES AND PARTNERS' EQUITY        $12,042,263           $12,326,606
                                               ===========           ===========


                                     Limited          General
                                    Partners          Partner          Total
                                    --------          -------          -----


PARTNERS' EQUITY
----------------
Initial equity                    $ 15,600,000     $  8,039,710     $ 23,639,710
Adjustment to historical basis           --         (5,455,030)      (5,455,030)
                                  ------------     ------------     ------------

                                   15,600,000     $  2,584,680     $ 18,184,680

Net loss - prior years               (242,145)      (2,566,315)      (2,808,460)
Net loss - current year               (19,301)         (17,948)         (37,249)
Cash distributions declared
 to date                          (11,349,844)        (206,985)     (11,556,829)

Repurchase of Limited
 Partnership Units                   (643,240)            --           (643,240)
                                  ------------     ------------     ------------

Balances at March 31, 2000       $  3,345,470     $   (206,568)    $  3,138,902
                                  ============     ============     ============


* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 29, 2000.

The accompanying notes to financial statements are an integral part of these statements.


                               NTS-PROPERTIES III
                               ------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                       Three Months Ended
                                                            March 31,
                                                            ---------
                                                           (Unaudited)

                                                     2000               1999
                                                     ----               ----

REVENUES:
---------
Rental income, net of provision for
 doubtful accounts of $745 (2000) and
 $0 (1999)                                        $ 785,246          $ 749,865
 Rental income - affiliated                          73,834             73,834
 Interest and other income                            2,215               --
                                                   ---------          --------

                                                    861,295            823,699
                                                   ---------          ---------

EXPENSES:
---------
 Operating expenses                                 216,838            201,454
 Operating expenses - affiliated                     83,163            142,003
 Loss on disposal of assets                             105               --
 Interest expense                                   148,640            116,240
 Management fees                                     41,844             36,148
 Real estate taxes                                   53,220             51,561
 Professional and administrative expenses            20,079             29,053
 Professional and administrative
  expenses - affiliated                              27,476             29,742
 Depreciation and amortization                      307,179            254,122
                                                   ---------          ---------

                                                    898,544            860,323
                                                   ---------          ---------


Net loss                                          $ (37,249)         $ (36,624)
                                                   =========          =========

Net loss allocated to
 the Limited Partners                             $ (19,301)         $ (13,962)
                                                   =========          =========

Net loss per Limited
 Partnership Unit                                 $   (1.51)         $   (1.05)
                                                   =========          =========

Weighted average number of
 Limited Partnership Units                           12,770             13,303
                                                   =========          =========


The accompanying notes to financial statements are an integral part of these statements.



                               NTS-PROPERTIES III
                               ------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                      Three Months Ended
                                                            March 31,
                                                            ---------
                                                           (Unaudited)

                                                    2000                1999
                                                    ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                         $ (37,249)          $ (36,624)
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Provision for doubtful accounts                      745                --
  Loss on disposal of assets                           105                --
  Depreciation and amortization                    307,179             254,122
  Changes in assets and liabilities:
   Cash and equivalents - restricted               (14,769)            (13,533)
   Accounts receivable                             102,941             (41,240)
   Other assets                                    (19,684)            (46,970)
   Accounts payable                               (604,915)             53,099
   Security deposits                                  (842)              2,601
   Other liabilities                                64,526              36,290
                                                  ---------           ---------

Net cash (used in) provided by
 operating activities                             (201,963)            207,745
                                                  ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings,
 amenities and construction in progress            (87,109)           (241,148)
                                                  ---------           ---------

Net cash used in investing activities              (87,109)           (241,148)
                                                  ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Increase in mortgage payable                       353,766             315,536
Principal payments on mortgages
 payable                                           (59,626)            (55,668)
Increase in loan costs                                --               (17,868)
Repurchase of Limited Partnership
 Units                                                --              (125,000)
Increase in cash and equivalents -
 restricted                                           --               125,000
                                                  ---------           ---------

Net cash provided by
 financing activities                              294,140             242,000
                                                  ---------           ---------

Net increase in cash and equivalents                 5,068             208,597
                                                  ---------           ---------

CASH AND EQUIVALENTS, beginning of
 period                                            104,532             233,844
                                                  ---------           ---------

CASH AND EQUIVALENTS, end of period              $ 109,600           $ 442,441
                                                  =========           =========

Interest paid on a cash basis                    $ 146,060           $ 114,334
                                                  =========           =========

The accompanying notes to financial statements are an integral part of these statements.

                               NTS-PROPERTIES III
                               ------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


The unaudited financial statements included herein should be read in conjunction with the Partnership's 1999 Form 10-K as filed with the Commission on March 29, 2000. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 2000 and 1999.

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

3.        Concentration of Credit Risk
          ----------------------------

          NTS-Properties III is a Limited Partnership, which owns and operates commercial rental properties in Norcross, Georgia, a suburb of Atlanta, and Jeffersontown, Kentucky, a suburb of Louisville. One tenant in NTS Center occupies 46% of the office building's net rentable area. Substantially all of the Partnership's tenants are local businesses or are businesses that have operations in the location in which they lease space.

4.        Cash and Equivalents - Restricted
          ---------------------------------

          Cash and equivalents - restricted represent funds which have been escrowed with a mortgage company for NTS Center's property taxes in accordance with the loan agreement with such mortgage company.

5.        Basis of Property and Depreciation
          ----------------------------------

          Land, buildings and amenities are stated at historical cost less accumulated depreciation to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10-30 years for land improvements, 5-30 years for buildings and improvements, 5-30 years for amenities and the applicable lease term for tenant improvements.

5.        Basis of Property and Depreciation - Continued
          ----------------------------------------------

          Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair market value. Application of this standard during the periods ended March 31, 2000 and 1999 did not result in any impairment loss.

6.        Mortgages Payable
          -----------------

          Mortgages payable consist of the following:


                                                 March 31,          December 31,
                                                   2000                1999
                                                   ----                ----

          Mortgage payable to an insurance
          company bearing interest at
          6.89%, maturing April 10, 2015,
          secured by land and buildings       $   6,367,996        $   6,427,622

          Mortgage payable to a bank
          maturing March 1, 2001, secured
          by land and buildings, bearing a
          variable interest rate of prime
          minus .25%.  The current rate at
          March 31, 2000 is 8.75%                 2,000,000            1,646,234
                                              -------------        -------------

                                              $   8,367,996        $   8,073,856
                                              =============        =============

          Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $7,756,000.

7.        Reclassification of 1999 Financial Statements
          ---------------------------------------------

          Certain reclassifications have been made to the March 31, 1999 and December 31, 1999 financial statements to conform to the March 31, 2000 classifications. These reclassifications have no effect on previously reported operations.

8.        Related Party Transactions
          --------------------------

          Property management fees of $41,844 and $36,148 for the three months ended March 31, 2000 and 1999, respectively, were paid to NTS Development Company, an affiliate of the General Partner, pursuant to an agreement with the Partnership. The fee is equal to 5% of gross revenues from the Partnership's properties. Also permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs which relate to capital improvements. The Partnership has incurred $6,679 and $30,929 as repair and maintenance fees during the three months ended

          --------------------------------------

          March 31, 2000 and 1999, respectively, and has capitalized these costs as a part of land, buildings and amenities. As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the three months ended March 31, 2000 and 1999. These charges include items, which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated, and items that have been capitalized as other assets or as land, buildings, amenities and construction in progress. These charges were as follows:


                                              Three Months Ended
                                                   March 31,
                                                   ---------


                                            2000                1999
                                            ----                ----


          Leasing                        $  47,527          $   57,088
          Administrative                    34,901              37,194
          Property Management               49,007              69,660
          Other                                751              13,869
                                         ---------           ---------

                                         $ 132,186           $ 177,811
                                         =========           =========


          During the three months ended March 31, 2000 and 1999, NTS Development Company leased 20,368 square feet in NTS Center at a rental rate $14.50 per square foot. The Partnership received approximately $73,800 in rental payments from NTS Development Company during the three months ended March 31, 2000 and 1999. The lease term for NTS Development Company ends on March 31, 2004.

          On February 7, 2000, ORIG, LLC., (the "Affiliate") purchased Interests in the Partnership pursuant to an Agreement, Bill of Sale and Assignment, by and among the Affiliate and four investors in the Partnership (the "Purchase Agreement"). The Affiliate purchased 135 Interests in the Partnership for a total consideration of $38,676, or an average price of $286.49 per Interest. The Affiliate paid these investors a premium above the purchase price previously offered for Interests pursuant to prior tender offers because this purchase allowed the Affiliate to purchase a substantial number of Interests without incurring the expenses involved with a tender offer and multiple transfers.

9.        Commitments and Contingencies
          -----------------------------

          The Partnership, as an owner of real estate, is subject to various environmental laws of federal and local governments. Compliance by the Partnership with existing laws has not had a material adverse effect on the Partnership's financial condition and results of operations. However, the Partnership cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

          -----------------------------------------

          The Partnership does not believe there is any litigation threatened against the Partnership other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Partnership.

          One tenant at Plainview Center occupied approximately 65% of the building. During the third quarter of 1997, the Partnership received notice that the tenant would vacate the property at the end of the lease term, August 1998. A 30-day renewal extension was negotiated (through September 30, 1998) with the tenant for approximately 63,000 leased square feet. A renewal for approximately 11,000 square feet of the original 63,000 square feet was also negotiated through March 31, 1999. Costs associated with this renewal were not significant. As a result of this tenant vacating the remainder of their space on March 31, 1999, there has been and will likely continue to be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be $700,000 will likely be needed for leasing expenses; especially those needed to refinish space for new tenants. See discussion below for information regarding a commitment obtained by the Partnership to increase the note payable secured by Plainview Center.

10.       Segment Reporting
          -----------------

          The Company's reportable operating segments include only one segment - Commercial Real Estate Operations.

11.       Subsequent Event
          ----------------
          On May 9, 2000, the Partnership obtained a loan from a bank to increase the $2,000,000 mortgage payable secured by Plainview Center to $3,500,000 and to extend the maturity date from March 1, 2001 to March 1, 2002. The funds will be used to fund leasing costs at Plainview Center as discussed above, approximately $600,000 in roof replacements at Peachtree Corporate Center and approximately $200,000 of tenant improvements at NTS Center.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. A discussion of certain market risks also follows. MD&A should be read in conjunction with the Financial Statements in
Item 1 and the Cautionary Statements below.

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

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of March 31 were as follows:


                                          2000 (1)              1999
                                          --------              ----

       NTS Center                           100%                100%

       Plainview Center (2)                  48%                 35%

       Peachtree Corporate Center (3)        83%                 87%

1)   With the  exception of  Plainview  Center,  current  occupancy  levels  are
     considered   adequate  to  continue  the  operation  of  the  Partnership's properties. See below for details.

2) The current occupancy level is the result of one tenant vacating 52,000 square feet on September 30, 1998 and 11,000 square feet on March 31, 1999. In the opinion of the General Partner of the Partnership, the period-ending occupancy level is only a temporary situation and does not represent a permanent downward occupancy trend.

3) In the opinion of the General Partner of the Partnership, the decrease in period-ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The average occupancy levels at the Partnership's properties during the three months ended March 31 were as follows:


                                               Three Months Ended
                                                   March 31,
                                                   ---------


                                            2000                1999
                                            ----                ----

       NTS Center                           100%                100%

       Plainview Center                      48%                 35%

       Peachtree Corporate Center (4)        81%                 88%

4) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The following is an analysis of material changes in results of operations for the periods ending March 31, 2000 and 1999. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

---------------------------------

The rental and other income generated by the Partnership's properties for the three months ended March 31, 2000 and 1999 were as follows:


                                            Three Months Ended
                                                 March 31,
                                                 ---------


                                            2000                1999
                                            ----                ----

       NTS Center                        $ 379,051           $ 389,515

       Plainview Center                  $ 171,873           $ 126,226

       Peachtree Corporate Center        $ 311,218           $ 306,847

Rental and other income increased approximately $38,000 or 5% for the three months ended March 31, 2000, as compared to the same period in 1999, primarily as a result of increased average occupancy at Plainview Center.

Period-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are more representative of the entire period's results.

In cases of tenants who cease making rental payments or abandon the premises in breach of the lease terms, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. There have been no funds recovered as a result of these actions during the three months ended March 31, 2000 or 1999. As of March 31, 2000 no action is being taken against any tenants to collect funds through the remedies discussed above.

Operating expenses increased approximately $15,000 or 8% for the three months ended March 31, 2000, as compared to the same period in 1999. The increase is due primarily to increased landscape maintenance expenses at Plainview Center and NTS Center and increased heating and air conditioning system replacements at Peachtree Corporate Center.

Operating expenses - affiliated decreased approximately $59,000 or 41% for the three months ended March 31, 2000, as compared to the same period in 1999. The decrease is due primarily to decreased overhead costs allocated to the Partnership as a result of personnel status changes. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Interest expense increased approximately $32,000 or 28% for the three months ended March 31, 2000, as compared to the same period in 1999, as a result of the $2,000,000 mortgage payable secured by Plainview Center in March 1999. The note bears interest at prime -.25%. The increase in interest expense is partially offset by principal payments made on the Partnership's mortgage secured by NTS Center.

---------------------------------

Professional and administrative expenses decreased approximately $9,000 or 31% for the three months ended March 31, 2000, as compared to the same period in 1999. The decrease is primarily a result of decreased costs incurred for legal and accounting fees.

Depreciation and amortization increased approximately $53,000 or 21% for the three months ended March 31, 2000, as compared to the same period in 1999, as a result of assets being placed in service. Assets placed in service are tenant improvements and building and land improvements at all the Partnership's properties. The increase in depreciation and amortization expense is partially offset by a portion of the Partnership's assets (primarily tenant finish improvements) becoming fully depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10-30 years for land improvements, 5-30 years for buildings and improvements, 5-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $26,214,477.

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

Cash flows provided by (used in):


                                          2000                     1999
                                          ----                     ----


       Operating activities          $(201,963)               $ 207,745
       Investing activities            (87,109)                (241,148)
       Financing activities            294,140                  242,000
                                      ---------                ---------

       Net increase in cash and
        equivalents                  $   5,068                $ 208,597
                                      =========                =========

Net cash provided by operating activities decreased approximately $409,700 for the three months ended March 31, 2000, as compared to the same period in 1999. This decrease was primarily driven by a decrease in accounts payable offset by decreased accounts receivable and higher income before depreciation.

Net cash used in investing activities decreased approximately $154,000 for the three months ended March 31, 2000, as compared to the same period in 1999. The decrease was primarily due to decreased funds used for renovations at the Partnership's properties.

Net cash provided by financing activities increased approximately $52,000 for the three months ended March 31, 2000, as compared to the same period in 1999. The increase is the result of a new mortgage loan obtained March 2, 1999 to fund renovations at Plainview Center.

The Partnership indefinitely suspended distributions starting December 31, 1996 as a result of the anticipated decrease in occupancy at Plainview Center. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet) as of March 31, 2000 were $109,600.

-----------------------------------------------------------

In the next 12  months,  the  General  Partner  expects  the  demand  on  future liquidity to increase as a result of future leasing activity at Plainview Center, roof replacements at Peachtree Corporate Center, and tenant improvements at NTS Center. There has been and will likely continue to be a protracted period for Plainview Center to become fully leased again and substantial funds, currently estimated to be $700,000, will likely be needed for leasing expenses; especially those needed to refinish space for new tenants. As of March 31, 2000, the Partnership had no material commitments for tenant finish improvements. The demand on future liquidity will be managed by the General Partner through funds from operations and additional borrowings secured by the Partnership's properties (See Notes to Financial Statements "11. Subsequent Event").

Due to the fact that no distributions were made during the three months ended March 31, 2000 or 1999, the table, which represents that portion of the distribution, that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

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

Year 2000
---------

During 1999, all divisions of NTS Corporation, including NTS-Properties III, the General Partner of the Partnership, reviewed the effort necessary to prepare NTS' information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions were addressed separately for the Year 2000 since the Partnership saw the need to move to more advanced management and accounting systems made available by new technology and software development during the decade of the 1990's. NTS' property management staff surveyed vendors to evaluate embedded technology in our alarm systems, HVAC controls, telephone systems and other computer associated facilities. Some equipment was replaced, while others had circuitry upgrades.

---------------------

In 1999, the PILOT software system, purchased in the early 1990's, was replaced by a Windows based network system both for NTS' headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California replaced PILOT. The Yardi system was fully implemented and operational as of December 31, 1999. There have been no Year 2000 related problems with the system.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate with the exception of the $2,000,000 mortgage payable, which the Partnership obtained on March 2, 1999. At March 31, 2000, a hypothetical 100 basis point increase in interest rates would increase interest expense by approximately $20,000, and would result in an approximately $330,000 decrease in the fair value of the debt.

PART II. OTHER INFORMATION
         -----------------

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None.

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 Exhibit 27. Financial Data Schedule.

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


                                                 NTS-PROPERTIES III
                                      ------------------------------------------
                                                    (Registrant)

                                      BY:     NTS-Properties Associates,
                                              General Partner,
                                              BY:      NTS Capital Corporation,
                                                       General Partner



                                      /s/ Gregory A. Wells
                                      ------------------------------------------
                                      Gregory A. Wells
                                      Senior Vice President and
                                      Chief Financial Officer of
                                      NTS Capital Corporation


Date: May 12, 2000