Form 10-Q
period 2000-06-30
NTS PROPERTIES III
filed 2000-08-11
CIK 703667

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2000
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ---------------------------

Commission File Number                        0-11176
                      ----------------------------------------------------------

                               NTS-PROPERTIES III
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Georgia                                       61-1017240
---------------------------------                -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

      10172 Linn Station Road
       Louisville, Kentucky                                    40223
---------------------------------                -------------------------------
(Address of principal executive                             (Zip Code)
offices)
                                 (502) 426-4800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                     [X] Yes           [ ] No

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

                                                                           Pages
                                                                           -----

Item 1.  Financial Statements

         Balance Sheets as of June 30, 2000 and December 31, 1999          3

         Statement of Partners' Equity as of June 30, 2000                 3

         Statements of Operations for the three months and six months ended
               June 30, 2000 and 1999                                      4

         Statements of Cash Flows for the six months ended
               June 30, 2000 and 1999                                      5

         Notes to Financial Statements                                     6-10

Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        11-15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        16

                                     PART II
                                     -------

Item 1.  Legal Proceedings                                                 17

Item 2.  Changes in Securities                                             17

Item 3.  Defaults Upon Senior Securities                                   17

Item 4.  Submission of Matters to a Vote of Security Holders               17

Item 5.  Other Information                                                 17

Item 6.  Exhibits and Reports on Form 8-K                                  17

Signatures                                                                 18

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements
         --------------------


                               NTS-PROPERTIES III
                               ------------------
                                 BALANCE SHEETS
                                 --------------


                                                              As of                   As of
                                                           June 30, 2000        December 31, 1999*
                                                           -------------        ------------------
                                                            (Unaudited)
ASSETS
------
Cash and equivalents                                         $   196,581           $   104,532
Cash and equivalents - restricted                                 37,611                 8,073
Accounts receivable, net of allowance for doubtful
  accounts of $660 at June 30, 2000 and $15,512 at
  December 31, 1999                                              298,751               404,773
Land, buildings and amenities, net                            10,956,011            11,316,969
Other assets                                                     470,917               492,259
                                                             -----------           -----------

     TOTAL ASSETS                                            $11,959,871           $12,326,606
                                                             ===========           ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages payable                                            $ 8,491,591           $ 8,073,856
Accounts payable                                                 142,305               890,032
Security deposits                                                130,517               142,573
Other liabilities                                                161,596                43,995
                                                             -----------           -----------
     TOTAL LIABILITIES                                         8,926,009             9,150,456

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' EQUITY                                               3,033,862             3,176,150
                                                             -----------           -----------
TOTAL LIABILITIES AND PARTNERS' EQUITY                       $11,959,871           $12,326,606
                                                             ===========           ===========



                          STATEMENT OF PARTNERS' EQUITY
                          -----------------------------


                                               Limited            General
                                               Partners           Partner              Total
                                               --------           -------              -----

PARTNERS' EQUITY/(DEFICIT)
--------------------------
Initial equity                               $ 15,600,000       $  8,039,710       $ 23,639,710
Adjustment to historical basis                         --         (5,455,030)        (5,455,030)
                                             -------------      -------------      -------------

     EQUITY                                  $ 15,600,000       $  2,584,680       $ 18,184,680

Net loss - prior years                           (242,145)        (2,566,315)        (2,808,460)
Net loss - current year                          (105,720)           (36,569)          (142,289)
Cash distributions declared to date           (11,349,844)          (206,985)       (11,556,829)
Repurchase of Limited Partnership Units          (643,240)                --           (643,240)
                                             -------------      -------------      -------------
BALANCES AT JUNE 30, 2000                    $  3,259,051       $   (225,189)      $  3,033,862
                                             =============      =============      =============



* Reference is made to the audited financial statements in the Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000.

The accompanying notes to financial statements are an integral part of these statements.


                               NTS-PROPERTIES III
                               ------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)
                                   -----------


                                                   Three Months Ended               Six Months Ended
                                                         June 30,                       June 30,
                                                         --------                       --------
                                                    2000           1999           2000            1999
                                                    ----           ----           ----            ----

REVENUES
--------
Rental income, net of provision for
  doubtful accounts of $4,605 (2000)
  and $12,194 (1999)                          $   774,199      $  685,886     $ 1,559,445     $ 1,434,641
Rental income - affiliated                         73,834          73,834         147,668         147,668
Interest and other income                           6,066             979           8,280           2,090
                                              ------------    ------------    ------------    ------------

     TOTAL REVENUES                               854,099         760,699       1,715,393       1,584,399
                                              ------------    ------------    ------------    ------------

EXPENSES
--------
Operating expenses                                253,571         249,103         470,245         450,556
Operating expenses - affiliated                    88,736         103,254         171,899         245,257
Loss on disposal of assets                             --              --             268              --
Interest expense                                  156,348         120,563         304,988         236,803
Management fees                                    43,192          41,094          85,036          77,242
Real estate taxes                                  53,220          50,196         106,440         101,757
Professional and administrative expenses           19,631          30,686          39,711          59,739
Professional and administrative expenses
  - affiliated                                     34,091          23,826          61,567          53,568
Depreciation and amortization                     310,350         250,816         617,528         504,940
                                              ------------    ------------    ------------    ------------

     TOTAL EXPENSES                               959,139         869,538       1,857,682       1,729,862
                                              ------------    ------------    ------------    ------------
Net loss                                      $  (105,040)    $  (108,839)    $  (142,289)    $  (145,463)
                                              ============    ============    ============    ============

Net loss allocated to the Limited Partners    $   (86,419)    $   (86,205)    $  (105,720)    $  (100,167)
                                              ============    ============    ============    ============

Net loss per Limited Partnership Unit         $     (6.77)    $     (6.50)    $     (8.28)    $     (7.54)
                                              ============    ============    ============    ============
Weighted average number of Limited
   Partnership Units                               12,770          13,270          12,770          13,286
                                              ============    ============    ============    ============


The accompanying notes to financial statements are an integral part of these statements.


                               NTS-PROPERTIES III
                               ------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)
                                   -----------


                                                                          Six Months Ended
                                                                              June 30,
                                                                              --------
                                                                     2000                 1999
                                                                     ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                         $  (142,289)         $  (145,463)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
    Provision for doubtful accounts                                    4,605               12,194
    Loss on disposal of assets                                           268                 --
    Depreciation and amortization                                    617,528              504,940
    Changes in assets and liabilities:
      Cash and equivalents - restricted                              (29,538)             (27,066)
      Accounts receivable                                            101,417              (66,266)
      Other assets                                                    13,483              (19,415)
      Accounts payable                                              (747,727)              89,753
      Security deposits                                              (12,056)              10,325
      Other liabilities                                              117,601               94,747
                                                                 ------------         ------------

     Net cash (used in) provided by operating activities             (76,708)             453,749
                                                                 ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings, and amenities                         (238,343)          (1,009,934)
                                                                 ------------         ------------
     Net cash used in investing activities                          (238,343)          (1,009,934)
                                                                 ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Increase in mortgages payable                                        568,020              787,107
Principal payments on mortgages payable                             (150,285)            (112,299)
Increase in loan costs                                               (10,635)             (27,509)
Repurchase of Limited Partnership Units                                   --             (125,000)
Decrease in cash and equivalents - restricted                             --              125,000
                                                                 ------------         ------------
     Net cash provided by financing activities                       407,100              647,299
                                                                 ------------         ------------
     Net increase in cash and equivalents                             92,049               91,114

CASH AND EQUIVALENTS, beginning of period                            104,532              233,844
                                                                 ------------         ------------
CASH AND EQUIVALENTS, end of period                              $   196,581          $   324,958
                                                                 ============         ============
Interest paid on a cash basis                                    $   299,553          $   236,803
                                                                 ============         ============

The accompanying notes to financial statements are an integral part of these statements.

                               NTS-PROPERTIES III
                               ------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The unaudited financial statements included herein should be read in conjunction with the Partnership's 1999 Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 2000 and 1999.

1.   Changes to the Names of Properties Held by the Partnership
     ----------------------------------------------------------

     In the second quarter of 1999, Plainview Plaza II was renamed NTS Center and Plainview Triad North was renamed Plainview Center.

2.   Use of Estimates in the Preparation of Financial Statements
     -----------------------------------------------------------

     The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   Concentration of Credit Risk
     ----------------------------

     NTS-Properties III is a Limited Partnership, which owns and operates commercial rental properties in Norcross, Georgia, a suburb of Atlanta, and Jeffersontown, Kentucky, a suburb of Louisville. One tenant in NTS Center occupies 46% of the office building's net rentable area.

4.   Reclassification of 1999 Financial Statements
     ---------------------------------------------

     Certain reclassifications have been made to the June 30, 1999 and December 31, 1999 financial statements to conform to the June 30, 2000 classifications. These reclassifications have no effect on previously reported operations.

5.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represent funds which have been escrowed with a mortgage company for NTS Center's property taxes in accordance with the loan agreement with such mortgage company.

6.   Basis of Property and Depreciation
     ----------------------------------

     Land, buildings and amenities are stated at historical cost, less accumulated depreciation, to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 6-30 years for land improvements, 5-30 years for buildings and improvements, 3-27 years for amenities and the applicable lease term for tenant improvements.

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the periods ended June 30, 2000 and 1999 did not result in any impairment loss.

7.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:


                                                       June 30,     December 31,
                                                         2000          1999
                                                         ----          ----

     Mortgage payable to an insurance company
     bearing interest at 6.89%, due April 10, 2015,
     secured by land and buildings.                  $  6,307,337   $  6,427,622

     Mortgage payable to a bank bearing a variable
     interest rate of Prime minus .25%, due March 1,
     2002, secured by land and buildings.The current
     rate at June 30, 2000 is 9.25%.                    2,184,254      1,646,234
                                                     ------------  -------------
                                                     $  8,491,591  $   8,073,856
                                                     ============  =============

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $7,847,000.

8.   Related Party Transactions
     --------------------------

     Property management fees of $85,036 and $77,242 for the six months ended June 30, 2000 and 1999, respectively, were paid to NTS Development Company, an affiliate of the General Partner. The fee is paid monthly in an amount equal to 5% of the gross revenues from the Partnership's properties pursuant to an agreement with the Partnership. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements.

     --------------------------------------

     The Partnership has incurred $14,547 and $70,922 for the six months ended June 30, 2000 and 1999, respectively, as repair and maintenance fees, and has capitalized these costs as part of land, buildings and amenities. The Partnership was also charged the following amounts from NTS Development Company for the six months ended June 30, 2000 and 1999. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                              Six Months Ended
                                                  June 30,
                                                  --------
                                          2000                  1999
                                          ----                  ----

     Leasing                           $  83,135             $  98,727
     Administrative                       76,417                69,848
     Property Management                 100,190               123,456
     Other                                 6,258                62,633
                                      ----------            ----------

                                      $  266,000            $  354,664
                                      ==========            ==========

     During the six months ended June 30, 2000 and 1999, NTS Development Company leased 20,368 square feet in NTS Center at a rental rate $14.50 per square foot. The Partnership received approximately $147,668 in rental payments from NTS Development Company during the six months ended June 30, 2000 and 1999. The lease term for NTS Development Company ends on March 31, 2004.

     On February 7, 2000, ORIG, LLC. (the "Affiliate") purchased Interests in the Partnership pursuant to an Agreement, Bill of Sale and Assignment by and among the Affiliate and four investors in the Partnership (the "Purchase Agreement"). The Affiliate purchased 135 Interests in the Partnership for total consideration of $38,676, or an average price of $286.49 per Interest. The Affiliate paid these investors a premium above the purchase price previously offered for Interests pursuant to prior tender offers because this purchase allowed the Affiliate to purchase a substantial number of Interests without incurring the expenses involved with a tender offer and multiple transfers.

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

     -----------------------------------------

     One tenant at Plainview Center occupied approximately 65% of the building. During the third quarter of 1997, the Partnership received notice that the tenant would vacate the property at the end of the lease term, August 1998. A 30-day renewal extension was negotiated (through September 30, 1998) with the tenant for approximately 63,000 leased square feet. A renewal for approximately 11,000 square feet of the original 63,000 square feet was also negotiated through March 31, 1999. Costs associated with this renewal were not significant. As a result of this tenant vacating the remainder of their space on March 31, 1999, there has been and will likely continue to be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be $700,000 will likely be needed for leasing expenses; especially those needed to refinish space for new tenants. See Note 12 for details of a lease expansion and tenant improvement commitment made by the Partnership subsequent to June 30, 2000.

     On May 9, 2000, the Partnership increased the $2,000,000 mortgage payable, secured by Plainview Center, to $3,500,000 and extended the maturity date from March 1, 2001 to March 1, 2002. These additional funds will be used to meet leasing expenses at Plainview Center and NTS Center and leasing and roof replacement expenses at Peachtree Corporate Center.

10.  Segment Reporting
     -----------------

     The Partnership's reportable operating segments include only one segment - Commercial Real Estate Operations.

11.  Recent Accounting Pronouncement
     -------------------------------

     The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") has reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF
     reached a consensus that a proportionate gross financial statement presentation (referred to as "proportionate consolidation" in the
     Partnership's 1999 Form 10-K Notes to Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.


     The consensus is applicable to financial statements for annual periods ending after June 15, 2000. Upon application of the consensus, all comparative financial statements shall be restated to conform with the consensus. The application of this consensus will not result in a restatement of previously reported partners' equity or results of operations, but will result in a recharacterization or reclassification of certain financial statements' captions and amounts. The Partnership plans to restate its financial statements using the equity method to account for its joint venture investments for the year ending December 31, 2000.

12.  Subsequent Event
     ----------------

     On July 17, 2000, the Partnership made a commitment for approximately $256,600 for tenant improvements at Plainview Center. The improvements will expand the space of a current tenant by 19,000 square feet and will be funded by the $1,500,000 increase in the mortgage payable secured by Plainview Center. This expansion is effective on November 1, 2000 and will increase the occupancy of Plainview Center from 47% to 67%.

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

Any forward-looking statements included in MD&A, or elsewhere in this report, which reflect management's best judgement, based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The Partnership's liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following: the ability of the Partnership to achieve planned revenues; the ability of the Partnership to make payments due under its debt agreements; the ability of the Partnership to negotiate and maintain terms with vendors and service providers for operating expenses; competitive pressures from other real estate companies, including large commercial real estate companies, which may affect the nature and viability of the Partnership's business strategy; trends in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by the Partnership; the ability of the Partnership to predict the demand for specific rental properties; the ability of the Partnership to attract and retain tenants; availability and costs of management and labor employed; real estate occupancy and development costs, including substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants; and the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

---------------------------------

At Plainview Center, there has been and will likely continue to be a protracted period for the property to become fully leased again. Failure to lease the vacant space at Plainview Center may have an adverse effect on the Partnership's operations. The extent of the impact on the Partnership is unknown at this time.

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of June 30 were as follows:


                                           Six Months Ended June 30,
                                           -------------------------
                                        2000 (1)                 1999
                                        --------                 ----

 NTS Center (2)                           92%                    100%
 Plainview Center (3)                     47%                     21%
 Peachtree Corporate Center               79%                     79%

(1)  With the  exception  of  Plainview  Center,  current  occupancy  levels are
     considered   adequate  to  continue  the  operation  of  the  Partnership's properties. See below for details.

(2) In the opinion of the General Partner of the Partnership, the decrease in period-ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend. As of June 30, 2000, a current tenant has signed a lease to expand their space by 2,882 square feet effective July 15, 2000. This expansion will increase the occupancy at NTS Center to 95%.

(3) The current occupancy level is the result of one tenant vacating 52,000 square feet on September 30, 1998 and 11,000 square feet on March 31, 1999. In the opinion of the General Partner of the Partnership, the period-ending occupancy level is only a temporary situation and does not represent a permanent downward occupancy trend. Subsequent to June 30, 2000, a current tenant signed a lease expanding their space by approximately 19,000 square feet as of November 1, 2000. The expansion will increase the occupancy at Plainview Center to 67%.

The average occupancy levels at the Partnership's properties during the three months and six months ended June 30 were as follows:

                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                                      --------                 --------

                                  2000        1999         2000          1999
                                  ----        ----         ----          ----

 NTS Center (1)                    96%        100%          98%          100%
 Plainview Center                  48%         21%          48%           28%
 Peachtree Corporate Center (1)    79%         81%          80%           85%

(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The rental and other income generated by the Partnership's properties for the three months and six months ended June 30, 2000 and 1999 were as follows:


                                    Three Months Ended         Six Months Ended
                                         June 30,                  June 30,
                                         --------                  --------
                                      2000        1999        2000       1999
                                      ----        ----        ----       ----

 NTS Center                        $ 384,673   $ 383,816   $ 763,724   $ 773,331
 Plainview Center                  $ 172,331   $  75,275   $ 344,204   $ 201,501
 Peachtree Corporate Center        $ 296,023   $ 300,629   $ 607,240   $ 607,477

---------------------------------

The following is an analysis of material changes in results of operations for the periods ending June 30, 2000 and 1999. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Rental and other income increased approximately $88,000 or 13% and $124,800 or 9% for the three months and six months ended June 30, 2000, as compared to the same periods in 1999, primarily as a result of increased average occupancy at Plainview Center.

Period-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are more representative of the entire period's results.

In cases of tenants who cease making rental payments or abandon the premises in breach of the lease terms, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. There have been no funds recovered as a result of these actions during the three months and six months ended June 30, 2000 and 1999. As of June 30, 2000, no action is being taken against any tenants to collect funds through the remedies discussed above.

Operating expenses - affiliated decreased approximately $14,500 or 14% and $73,400 or 30% for the three months and six months ended June 30, 2000, as compared to the same periods in 1999. The decrease is due primarily to decreased overhead costs allocated to the Partnership as a result of personnel status changes. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Interest expense increased approximately $35,800 or 30% and $68,000 or 29% for the three months and six months ended June 30, 2000, as compared to the same periods in 1999, as a result of the mortgage payable for $2,000,000 secured by Plainview Center in March 1999 which was increased to $3,500,000 in May 2000. The note bears interest at Prime minus .25%. The increase in interest expense is partially offset by principal payments made on the Partnership's mortgage secured by NTS Center.

Professional and administrative expenses decreased approximately $11,000 or 36% and $20,000 or 33% for the three months and six months ended June 30, 2000, as compared to the same periods in 1999. The decrease is primarily a result of decreased costs incurred for legal and accounting fees.

Professional and administrative expenses - affiliated increased approximately $10,300 or 43% and $8,000 or 15% for the three months and six months ended June 30, 2000, as compared to the same periods in 1999, as a result of changes in accounting personnel. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

---------------------------------

Depreciation and amortization increased approximately $59,500 or 24% and $112,600 or 22% for the three months and six months ended June 30, 2000, as compared to the same periods in 1999, as a result of assets being placed in service. Assets placed in service are tenant improvements and building and land improvements at all the Partnership's properties. Items having the most significant effect on the increase are the renovation of the common area at Plainview Center for approximately $988,000 which was capitalized during the fourth quarter of 1999 and approximately $500,000 for tenant finish improvements for a new tenant at Plainview Center which was capitalized during the first quarter of 2000. The increase in depreciation and amortization expense is partially offset by a portion of the Partnership's assets (primarily tenant finish improvements) becoming fully depreciated. The aggregate cost of the Partnership's properties for federal tax purposes is approximately $26,214,477.

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

Cash flows (used in) provided by:


                                                 Six Months Ended June 30,
                                                 -------------------------
                                                  2000               1999
                                                  ----               ----

Operating activities                        $   (76,708)       $   453,749
Investing activities                           (238,343)        (1,009,934)
Financing activities                            407,100            647,299
                                            ------------       ------------

     Net increase in cash and equivalents   $    92,049        $    91,114
                                            ============       ============


Net cash from operating activities decreased approximately $530,500 for the six months ended June 30, 2000, as compared to the same period in 1999. This decrease was primarily driven by a decrease in accounts payable offset by decreased accounts receivable and higher income before depreciation.

Net cash used in investing activities decreased approximately $771,600 for the six months ended June 30, 2000, as compared to the same period in 1999. The decrease was primarily due to a decrease in the amount of funds used for renovations at the Partnership's properties.

Net cash provided by financing activities decreased approximately $240,200 for the six months ended June 30, 2000, as compared to the same period in 1999. The decrease is the result of a decrease in funds drawn on the mortgage loan obtained March 2, 1999.

The Partnership indefinitely suspended distributions starting December 31, 1996, as a result of the anticipated decrease in occupancy at Plainview Center. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet) as of June 30, 2000 were $196,581.

In the next 12 months, the General Partner expects the demand on future liquidity to increase as a result of future leasing activity at Plainview Center, roof replacements at Peachtree Corporate Center and tenant improvements at NTS Center. There has been and will likely continue to be a protracted period for Plainview Center to become fully leased again and substantial funds, currently estimated to be $700,000, will likely be needed for leasing expenses; especially those needed to refinish space

-----------------------------------------------------------

for new tenants. As of June 30, 2000, the Partnership had no material commitments for tenant finish improvements. The demand on future liquidity will be managed by the General Partner through funds from operations and additional borrowings secured by the Partnership's properties.

On May 9, 2000, the Partnership increased the mortgage payable secured by Plainview Center from $2,000,000 to $3,500,000 and extended the maturity date from March 1, 2001 to March 1, 2002. These funds will be used to meet the demands discussed above and to fund an approximate $256,600 tenant improvement commitment made by the Partnership subsequent to June 30, 2000. (See Notes to Financial Statements - Note 12). This commitment is for a portion of the estimated $700,000 necessary.

Due to the fact that no distributions were made during the six months ended June 30, 2000 or 1999, the table which represents that portion of the distribution that represents a return of capital on a GAAP basis has been omitted.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate with the exception of the $3,500,000 mortgage payable, which the Partnership obtained on May 9, 2000. At June 30, 2000, a hypothetical 100 basis point increase in interest rates would increase interest expense on the variable rate mortgage by approximately $21,840. The same increase would result in an approximate $326,700 decrease in the fair value of all debt held by the Partnership.

PART II.          OTHER INFORMATION
                  -----------------

Item 1.           Legal Proceedings
                  -----------------

                  Not applicable.

Item 2.           Changes in Securities
                  ---------------------

                  Not applicable.

Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  Not applicable.

Item 5.           Other Information
                  -----------------

                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  a)       Exhibits:

                           Exhibit 27.      Financial Data Schedule

                  b)       Reports on Form 8-K:

                           Not applicable.

                                   SIGNATURES
                                   ----------

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


Date: August 11, 2000