Form 10-Q
period 2000-09-30
NTS PROPERTIES III
filed 2000-11-13
CIK 703667

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended               September 30, 2000
                              --------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission File Number                          0-11176
                      ----------------------------------------------------------

                               NTS-PROPERTIES III
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                          61-1017240
--------------------------------                --------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

     10172 Linn Station Road
       Louisville, Kentucky                                   40223
--------------------------------                --------------------------------
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

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

                                                                           Pages
                                                                           -----

Item 1. Financial Statements

        Balance Sheets as of September 30, 2000 and December 31, 1999          3

        Statement of Partners' Equity as of September 30, 2000                 3

        Statements of Operations for the three months and nine months
          ended September 30, 2000 and 1999                                    4

        Statements of Cash Flows for the nine months ended
          September 30, 2000 and 1999                                          5

        Notes to Financial Statements                                       6-10

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              11-16

Item 3. Quantitative and Qualitative Disclosures About Market Risk            17


                                     PART II
                                     -------

Item 1. Legal Proceedings                                                     18

Item 2. Changes in Securities                                                 18

Item 3. Defaults Upon Senior Securities                                       18

Item 4. Submission of Matters to a Vote of Security Holders                   18

Item 5. Other Information                                                     18

Item 6. Exhibits and Reports on Form 8-K                                      18

Signatures                                                                    19

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements
         --------------------

                               NTS-PROPERTIES III
                               ------------------
                                 BALANCE SHEETS
                                 --------------


                                                         As of         As of
                                                     September 30,  December 31,
                                                          2000         1999*
                                                      -----------   ------------
                                                       (UNAUDITED)
ASSETS
------
Cash and equivalents                                  $   140,589    $   104,532
Cash and equivalents - restricted                          77,380          8,073
Accounts receivable, net of allowance for doubtful
  accounts of $463 at September 30, 2000 and
  $15,512 at December 31, 1999                            355,714        404,773
Land, buildings and amenities, net                     11,104,905     11,316,969
Other assets                                              497,503        492,259
                                                       ----------     ----------
     TOTAL ASSETS                                     $12,176,091    $12,326,606
                                                       ==========     ==========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages payable                                     $ 8,483,633    $ 8,073,856
Accounts payable                                          520,791        890,032
Security deposits                                         130,081        142,573
Other liabilities                                         152,278         43,995
                                                       ----------     ----------
     TOTAL LIABILITIES                                  9,286,783      9,150,456

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY                                        2,889,308      3,176,150
                                                       ----------     ----------
TOTAL LIABILITIES AND PARTNERS' EQUITY                $12,176,091    $12,326,606
                                                       ==========     ==========


                          STATEMENT OF PARTNERS' EQUITY
                          -----------------------------


                                           Limited        General
                                           Partners       Partner       Total
                                           --------       -------       -----

PARTNERS' EQUITY/(DEFICIT)
--------------------------
Initial equity                          $ 15,600,000  $  8,039,710  $ 23,639,710
Adjustment to historical basis                     -    (5,455,030)   (5,455,030)
                                         -----------   -----------   -----------
     EQUITY                             $ 15,600,000  $  2,584,680  $ 18,184,680

Net loss - prior years                      (242,145)   (2,566,315)   (2,808,460)
Net loss - current year                     (231,248)      (55,595)     (286,843)
Cash distributions declared to date      (11,349,844)     (206,985)  (11,556,829)
Repurchase of Limited Partnership Units     (643,240)            -      (643,240)
                                         -----------   -----------   -----------
BALANCES AT September 30, 2000          $  3,133,523  $   (244,215) $  2,889,308
                                         ===========   ===========   ===========


* Reference is made to the audited financial statements in the Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000.

The accompanying notes to financial statements are an integral part of these statements.


                               NTS-PROPERTIES III
                               ------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)
                                    ---------


                                              Three Months Ended       Nine Months Ended
                                                 September 30,           September 30,
                                                 -------------           -------------
                                               2000        1999        2000       1999
                                               ----        ----        ----       ----

REVENUES
--------
Rental income                              $  752,542  $  656,889  $2,311,986  $2,093,487
Rental income - affiliated                     73,834      73,834     221,503     221,503
Interest and other income                       6,272       3,973      14,553       8,524
                                            ---------   ---------   ---------   ---------
     TOTAL REVENUES                           832,648     734,696   2,548,042   2,323,514
                                            ---------   ---------   ---------   ---------
EXPENSES
--------
Operating expenses                            255,345     248,921     725,592     712,218
Operating expenses - affiliated               102,115     115,650     274,014     360,907
Loss on disposal of assets                        515     286,123         783     290,542
Interest expense                              161,287     131,832     466,275     368,635
Management fees                                38,569      39,446     123,605     116,688
Real estate taxes                              53,220      57,924     159,660     159,681
Professional and administrative expenses       21,758      41,069      61,468     100,808
Professional and administrative expenses
  - affiliated                                 29,275      24,028      90,842      77,595
Depreciation and amortization                 315,118     275,208     932,646     767,409
                                            ---------   ---------   ---------   ---------
     TOTAL EXPENSES                           977,202   1,220,201   2,834,885   2,954,483
                                            ---------   ---------   ---------   ---------
Net loss                                   $ (144,554) $ (485,505) $ (286,843) $ (630,969)
                                            =========   =========   =========   =========

Net loss allocated to the Limited Partners $ (125,528) $ (463,167) $ (231,248) $ (563,335)
                                            =========   =========   =========   =========

Net loss per Limited Partnership Unit      $    (9.83) $   (34.90) $   (18.11) $   (42.42)
                                            =========   =========   =========   =========
Weighted average number of Limited
   Partnership Units                           12,770      13,270      12,770      13,281
                                            =========   =========   =========   =========


The accompanying notes to financial statements are an integral part of these statements.


                               NTS-PROPERTIES III
                               ------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)
                                    ---------


                                                         Nine Months Ended
                                                            September 30,
                                                            -------------
                                                          2000           1999
                                                          ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                              $  (286,843)  $  (630,969)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Provision for doubtful accounts                         5,762        16,954
    Write-off of uncollectible accounts receivable        (20,811)            -
    Loss on disposal of assets                                783       290,542
    Depreciation and amortization                         932,646       767,409
    Changes in assets and liabilities:
      Cash and equivalents - restricted                   (44,307)      (40,599)
      Accounts receivable                                  64,108       (13,298)
      Other assets                                        (26,187)     (105,053)
      Accounts payable                                   (369,241)      208,002
      Security deposits                                   (12,492)       41,550
      Other liabilities                                   108,283        85,883
                                                       ----------    ----------
     Net cash provided by operating activities            351,701       620,421
                                                       ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings, and amenities              (689,786)   (1,603,665)
                                                       ----------    ----------
     Net cash used in investing activities               (689,786)   (1,603,665)
                                                       ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Increase in mortgages payable                             651,772     1,288,527
Principal payments on mortgages payable                  (241,995)     (169,912)
Increase in loan costs                                    (10,635)      (18,107)
Repurchase of Limited Partnership Units                         -      (125,000)
Increase in cash and equivalents - restricted             (25,000)            -
                                                       ----------    ----------
     Net cash provided by financing activities            374,142       975,508
                                                       ----------    ----------
     Net increase (decrease) in cash and equivalents       36,057        (7,736)

CASH AND EQUIVALENTS, beginning of period                 104,532       233,844
                                                       ----------    ----------
CASH AND EQUIVALENTS, end of period                   $   140,589   $   226,108
                                                       ==========    ==========

Interest paid on a cash basis                         $   460,662   $   360,850
                                                       ==========    ==========


The accompanying notes to financial statements are an integral part of these statements.

                               NTS-PROPERTIES III
                               ------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The unaudited financial statements included herein should be read in conjunction with the Partnership's 1999 Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 2000 and 1999.

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

4.   Reclassification of 1999 Financial Statements
     ---------------------------------------------

     Certain reclassifications have been made to the September 30, 1999 and December 31, 1999 financial statements to conform to the September 30, 2000 classifications. These reclassifications have no effect on previously reported operations.

5.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represent funds which have been escrowed with a mortgage company for NTS Center's property taxes in accordance with the loan agreement with such mortgage company and funds reserved by the Partnership for the purchase of Limited Partnership Units through the tender offer. (See Notes to Financial Statements - Note 7).

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

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the periods ended September 30, 2000 and 1999 did not result in any impairment loss.

7.   Tender Offer
     ------------

     On September 21, 2000, the Partnership and ORIG, LLC, an affiliate of the Partnership, filed a tender offer (the "Tender Offer") with the Securities and Exchange Commission, commencing on September 20, 2000, to purchase up to 200 of the Partnership's Limited Partnership Units at a price of $250 per Unit. Under the Tender Offer, the Partnership will purchase the first 100 Units tendered and will fund its purchase and its portion of the expenses from cash reserves. If more than 100 Units are tendered, ORIG, LLC will purchase up to an additional 100 Units. If more than 200 Units are tendered, the bidders may choose to acquire the additional Units on a pro rata basis. The total costs of the Tender Offer are expected to be $60,000, consisting of $50,000 to purchase 200 Units and $10,000 of expenses. The Partnership expects that its share of these costs will be approximately $30,000. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates, does not intend to participate in the Tender Offer. The Tender Offer will expire on December 20, 2000 unless extended.

8.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:


                                                     September 30,  December 31,
                                                         2000           1999
                                                         ----           ----
     Mortgage payable to an insurance company
     bearing interest at 6.89%, due April 10, 2015,
     secured by land and buildings.                    $6,245,627     $6,427,622

     Mortgage payable to a bank bearing a variable
     interest rate of Prime minus 0.25%, due March 1,
     2002, secured by land and a building.
     The current rate at September 30, 2000 is 9.25%.   2,238,006      1,646,234
                                                        ---------      ---------

                                                       $8,483,633     $8,073,856
                                                        =========      =========


     -----------------------------

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $7,886,000.

9.   Related Party Transactions
     --------------------------

     Pursuant to an agreement with the Partnership, NTS Development Company, an affiliate of the General Partner of the Partnership, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross revenues from the Partnership's properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

     The Partnership was charged the following amounts from NTS Development Company for the nine months ended September 30, 2000 and 1999. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                                         Nine Months Ended
                                                            September 30,
                                                            -------------

                                                        2000             1999
                                                        ----             ----

     Property management fees                         $123,605         $116,688
                                                       -------          -------

       Total property management fees                  123,605          116,688
                                                       -------          -------

     Property management                               154,182          186,076
     Leasing                                            89,816          149,389
     Administrative - operating                         22,275           23,192
     Other                                               7,741            2,250
                                                       -------          -------

       Total operating expenses - affiliated           274,014          360,907
                                                       -------          -------

     Administrative - professional                      90,842           77,595
                                                       -------          -------

       Total professional and
        administrative expenses - affiliated            90,842           77,595
                                                       -------          -------

     Repairs and maintenance fee                        46,362           77,752
     Leasing commissions                                66,764           56,088
     Construction management                                62            5,350
                                                       -------          -------

       Total related party transactions capitalized    113,188          139,190
                                                       -------          -------

     Total related party transactions                 $601,649         $694,380
                                                       =======          =======


     During the nine months ended September 30, 2000 and 1999, NTS Development Company leased 20,368 square feet in NTS Center at a rental rate $14.50 per square foot. The Partnership received $221,503 in rental payments from NTS Development Company during the nine months ended September 30, 2000 and 1999. The lease term for NTS Development Company ends on March 31, 2004.

     --------------------------------------

     On February 7, 2000, ORIG, LLC (the "Affiliate") purchased Interests in the Partnership pursuant to an Agreement, Bill of Sale and Assignment by and among the Affiliate and four investors in the Partnership (the "Purchase Agreement"). The Affiliate purchased 135 Interests in the Partnership for total consideration of $38,676, or an average price of $286.49 per Interest. The Affiliate paid these investors a premium above the purchase price previously offered for Interests pursuant to prior tender offers because this purchase allowed the Affiliate to purchase a substantial number of Interests without incurring the expenses involved with a tender offer and multiple transfers.

10.  Commitments and Contingencies
     -----------------------------

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

     On May 9, 2000, the Partnership increased the $2,000,000 mortgage payable, secured by Plainview Center, to $3,500,000 and extended the maturity date from March 1, 2001 to March 1, 2002. These additional funds will be used to meet leasing expenses at Plainview Center and NTS Center and leasing and roof replacement expenses at Peachtree Corporate Center. The Peachtree
     Corporate Center roof replacement is expected to cost approximately $500,000 and is to be complete in 2001.

     -----------------------------------------

     On July 17, 2000, the Partnership made a commitment for approximately $257,000 for tenant improvements at Plainview Center. This commitment is for a portion of the estimated $700,000 necessary for leasing expenses at Plainview Center. The improvements will expand the space of a current tenant by 19,000 square feet and will be funded by the $1,500,000 increase in the mortgage payable secured by Plainview Center. This expansion is expected to take place November 15, 2000 and will increase the occupancy of Plainview Center from 49% to 67%.

11.  Segment Reporting
     -----------------

     The Partnership's reportable operating segments include only one segment - Commercial Real Estate Operations.

Item 2.     Management's  Discussion  and  Analysis  of Financial  Condition and
            --------------------------------------------------------------------
            Results of Operations
            ---------------------

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

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of September 30 were as follows:


                                         Nine Months Ended September 30,
                                         -------------------------------
                                            2000 (1)             1999
                                            --------             ----

  NTS Center (2)                              95%                100%
  Plainview Center (3)                        49%                 23%
  Peachtree Corporate Center                  79%                 82%


(1) With the exception of Plainview Center, current occupancy levels are considered adequate to continue the operation of the Partnership's properties without additional financing. See below for details.
(2) In the opinion of the General Partner of the Partnership, the decrease in period-ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(3) The current occupancy level is the result of one tenant vacating 52,000 square feet on September 30, 1998 and 11,000 square feet on March 31, 1999. In the opinion of the General Partner of the Partnership, the period-ending occupancy level is only a temporary situation and does not represent a permanent downward occupancy trend. During the third quarter, a current tenant signed a lease expanding their space by approximately 19,000 square feet. The expansion is expected to take place on November 15, 2000 and will increase the occupancy at Plainview Center to 67%.

The average occupancy levels at the Partnership's properties during the three months and nine months ended September 30 were as follows:


                                      Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                        -------------          -------------
                                       2000      1999        2000         1999
                                       ----      ----        ----         ----

  NTS Center (1)                        95%      100%         97%         100%
  Plainview Center                      48%       23%         48%          27%
  Peachtree Corporate Center (1)        79%       81%         79%          84%


(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 2000 and 1999 were as follows:


                                 Three Months Ended          Nine Months Ended
                                    September 30,               September 30,
                                    -------------               -------------
                                  2000        1999           2000        1999
                                  ----        ----           ----        ----

  NTS Center                   $  348,965  $  354,242     $1,112,689  $1,127,573
  Plainview Center             $  172,057  $   81,955     $  516,261  $  285,769
  Peachtree Corporate Center   $  309,646  $  294,142     $  916,887  $  903,725


---------------------------------

The following is an analysis of material changes in results of operations for the periods ending September 30, 2000 and 1999. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Rental and other income increased approximately $98,000 or 13% and $225,000 or 10% for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999, primarily as a result of increased average occupancy at Plainview Center.

Period-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are more representative of the entire period's results.

In cases of tenants who cease making rental payments or abandon the premises in breach of the lease terms, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. There have been no funds recovered as a result of these actions during the three months and nine months ended September 30, 2000 and 1999. As of September 30, 2000, no action is being taken against any tenants to collect funds through the remedies discussed above.

Operating expenses - affiliated decreased approximately $14,000 or 12% and $87,000 or 24% for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. The decrease is due primarily to decreased overhead costs allocated to the Partnership as a result of personnel status changes. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The 1999 loss on disposal of assets can be attributed to common area and tenant renovations at Plainview Center during the third quarter of 1999. The 2000 loss is not material.

Interest expense increased approximately $29,000 or 22% and $98,000 or 27% for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999, as a result of the mortgage payable for $2,000,000 secured by Plainview Center in March 1999 which was increased to $3,500,000 in May 2000. The note bears interest at Prime minus 0.25%. The increase in interest expense is partially offset by principal payments made on the Partnership's mortgage secured by NTS Center.

Professional and administrative expenses decreased approximately $19,000 or 47% and $39,000 or 39% for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. The decrease is primarily a result of decreased costs incurred for legal and accounting fees related to the September 30, 1998 tender offer, which expired March 31, 1999.

---------------------------------

Professional and administrative expenses - affiliated increased approximately $5,000 or 22% and $13,000 or 17% for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999, as a result of changes in accounting personnel. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization increased approximately $40,000 or 15% and $165,000 or 22% for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999, as a result of assets being placed in service. Assets placed in service are tenant improvements and building and land improvements at all the Partnership's properties. Items having the most significant effect on the increase are the renovation of the common area at Plainview Center for approximately $988,000 which was capitalized during the fourth quarter of 1999 and approximately $500,000 for tenant finish improvements for a new tenant at Plainview Center which was capitalized during the first quarter of 2000. The increase in depreciation and amortization expense is partially offset by a portion of the Partnership's assets (primarily tenant finish improvements) becoming fully depreciated. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $26,214,477.

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

Cash flows (used in) provided by:


                                                          Nine Months Ended
                                                             September 30,
                                                             -------------
                                                        2000             1999
                                                        ----             ----

Operating activities                               $   351,701      $   620,421
Investing activities                                  (689,786)      (1,603,665)
Financing activities                                   374,142          975,508
                                                    ----------       ----------

   Net increase (decrease) in cash and equivalents $    36,057      $    (7,736)
                                                    ==========       ==========


Net cash provided by operating activities decreased approximately $269,000 for the nine months ended September 30, 2000, as compared to the same period in 1999. This decrease was primarily driven by a decrease in accounts payable offset by increased depreciation and higher income before depreciation.

Net cash used in investing activities decreased approximately $914,000 for the nine months ended September 30, 2000, as compared to the same period in 1999. The decrease was due to a decrease in the amount of funds used for renovations at all of the Partnership's properties.

Net cash provided by financing activities decreased approximately $601,000 for the nine months ended September 30, 2000, as compared to the same period in 1999. The decrease is the result of a decrease in funds drawn on the mortgage loan obtained March 2, 1999, due to a decrease in renovations and tenant finish activity.

-----------------------------------------------------------

The Partnership indefinitely suspended distributions starting December 31, 1996, as a result of the anticipated decrease in occupancy at Plainview Center. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet) as of September 30, 2000 were $140,589.

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

On May 9, 2000, the Partnership increased the mortgage payable secured by Plainview Center from $2,000,000 to $3,500,000 and extended the maturity date from March 1, 2001 to March 1, 2002. These additional funds will be used to meet the demands discussed above. The Peachtree Center roof replacement is expected to cost approximately $500,000 and is to be complete in 2001.

On July 17, 2000, the Partnership made a commitment for approximately $257,000 for tenant improvements at Plainview Center. This commitment is for a portion of the estimated $700,000 necessary for leasing expenses at Plainview Center. The improvements will expand the space of a current tenant by 19,000 square feet and will be funded by the $1,500,000 increase in the mortgage payable secured by Plainview Center. This expansion is expected to take place November 15, 2000 and will increase the occupancy of Plainview Center from 49% to 67%. The demand on future liquidity will be managed by the General Partner through funds from operations and additional borrowings secured by the Partnership's properties.

Due to the fact that no distributions were made during the nine months ended September 30, 2000 or 1999, the table which presents that portion of the distribution that represents a return of capital on a GAAP basis has been omitted.

On September 21, 2000, the Partnership and ORIG, LLC, an affiliate of the Partnership, filed a tender offer (the "Tender Offer") with the Securities and Exchange Commission, commencing on September 20, 2000, to purchase up to 200 of the Partnership's Limited Partnership Units at a price of $250 per Unit. Under the Tender Offer, the Partnership will purchase the first 100 Units tendered and will fund its purchase and its portion of the expenses from cash reserves. If more than 100 Units are tendered, ORIG, LLC will purchase up to an additional 100 Units. If more than 200 Units are tendered, the bidders may choose to acquire the additional Units on a pro rata basis. The total costs of the Tender Offer are expected to be $60,000, consisting of $50,000 to purchase 200 Units and $10,000 of expenses. The Partnership expects that its share of these costs will be approximately $30,000. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS- Properties Associates, does not intend to participate in the Tender Offer. The Tender Offer will expire on December 20, 2000 unless extended.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
            ----------------------------------------------------------

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate with the exception of the $3,500,000 mortgage payable, which the Partnership obtained on May 9, 2000. At September 30, 2000, a hypothetical 100 basis point increase in interest rates would increase interest expense on the variable rate mortgage by approximately $22,000 per year and decrease the fair value of the debt approximately $320,000.

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

                                                 NTS-PROPERTIES III
                                      ------------------------------------------
                                                    (Registrant)

                                      BY:      NTS-Properties Associates,
                                               General Partner,
                                               BY:      NTS Capital Corporation,
                                                        General Partner



                                      /s/ Gregory A. Wells
                                      ------------------------------------------
                                      Senior Vice President and
                                      Chief Financial Officer of
                                      NTS Capital Corporation



Date: November 13, 2000