Form 10-K
period 2000-12-31
NTS PROPERTIES III
filed 2001-04-02
CIK 703667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]       ANNUAL   REPORT  PURSUANT   TO SECTION  13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

For the fiscal year ended                 December 31, 2000
                         -------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  --------------------------

Commission File Number                           0-11176
                      ----------------------------------------------------------

                               NTS-PROPERTIES III
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Georgia                                       61-1017240
----------------------------------            ----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification Number)

    10172 Linn Station Road
     Louisville, Kentucky                                  40223
----------------------------------            ----------------------------------
    (Address of principal                               (Zip Code)
      executive offices)
                                 (502) 426-4800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.       [ ]

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

                                                                           Pages
                                                                           -----
Items 1. and 2.   Business and Properties                                  3-8

Item 3.           Legal Proceedings                                        8

Item 4.           Submission of Matters to a Vote of Security Holders      8

                                     PART II
                                     -------

Item 5.           Market for the Registrant's Limited Partnership
                     Interests and Related Partner Matters                 9

Item 6.           Selected Financial Data                                  10

Item 7.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   11-17

Item 7A.          Quantitative and Qualitative Disclosures About
                     Market Risk                                           18

Item 8.           Financial Statements and Supplementary Data              19-32

Item 9.           Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                   33

                                    PART III
                                    --------

Item 10.          Directors and Executive Officers of the Registrant       34-35

Item 11.          Management Remuneration and Transactions                 35-36

Item 12.          Security Ownership of Certain Beneficial
                     Owners and Management                                 36-37

Item 13.          Certain Relationships and Related Transactions           37-38

                                     PART IV
                                     -------

Item 14.          Exhibits, Consolidated Financial Statement Schedules
                    and Reports on Form 8-K                                39-41

Signatures                                                                 42

                                     PART I
                                     ------

Items 1. and 2.       Business and Properties
                      -----------------------

Development of Business
-----------------------

NTS-Properties III (the "Partnership") is a limited partnership organized under the laws of the state of Georgia on June 24, 1982. The General Partner is NTS-Properties Associates, a Georgia limited partnership. As of December 31, 2000, the Partnership owned the following properties:

    * Peachtree Corporate Center, a business park with approximately 189,000 net rentable square feet located in Norcross, Georgia, a suburb of Atlanta. Acquired complete on January 26, 1983.

    *     NTS Center, an office complex with approximately  115,000 net rentable
          square  feet  located  in   Jeffersontown,   Kentucky,   a  suburb  of
          Louisville. Acquired complete on January 26, 1983.

    * Plainview Center, an office complex with approximately 95,000 net rentable square feet located in Jeffersontown, Kentucky. Acquired complete on February 15, 1983.

In the second quarter of 1999, Plainview Plaza II was renamed NTS Center and Plainview Triad North was renamed Plainview Center.

The Partnership has a fee title interest in the above properties. The General Partner believes that the Partnership's properties are adequately covered by insurance.

As of December 31, 2000, the Partnership's properties were encumbered by mortgages as shown in the table below:


                               Interest        Maturity           Balance
Property                         Rate            Date           at 12/31/00
--------                         ----            ----           -----------

NTS Center                      6.89%          04/10/15    (1)   $6,182,848
Peachtree Corporate Center       N/A             N/A                N/A
Plainview Center             Prime - .25%      03/01/02          $2,533,305  (2)

(1) Current monthly principal payments are based upon a 17-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

(2) On May 9, 2000, the Partnership increased the $2,000,000 mortgage payable to $3,500,000 and extended the maturity date from March 1, 2001 to March 1, 2002. The note is secured by Plainview Center and bears interest at Prime - .25%.

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant finish improvements required by lease negotiations at the Partnership's properties. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements

-----------------------------------

will be funded by cash flow from operations, cash reserves or additional financing where necessary. As of December 31, 2000, the Partnership had a commitment for approximately $35,000 for tenant finish improvements at Plainview Center. Subsequent to December 31, 2000, the Partnership made a commitment for approximately $95,000 for tenant finish improvements at Plainview Center.

During the third quarter of 1997, the Partnership received notice that one tenant occupying approximately 65% of Plainview Center would vacate the property at the end of the lease term, August 1998. The Partnership was able to negotiate a 30-day renewal (through September 30, 1998) with the tenant for the approximate 63,000 square feet that they leased. The Partnership was also able to negotiate a renewal for approximately 11,000 square feet of the original 63,000 square feet through March 31, 1999. Costs associated with this renewal were not significant. As a result of this tenant vacating the remainder of their space on March 31, 1999, there has been, and will likely continue to be, a protracted period for the property to become fully leased again. Substantial funds, currently estimated to be approximately $400,000, will likely be needed for leasing expenses; especially those needed to refinish space for new tenants.

At Plainview Center, the Partnership renovated the common areas and the building's exterior. These renovations were designed to make the property more competitive and enhance its value. The cost of the renovations, which began during 1998 and were completed during the fourth quarter of 1999, was approximately $1,000,000.

In August 1999, a portion of the vacant space at Plainview Center, discussed above, was leased to a new tenant. The lease is for approximately 28,000 square feet and has a term of five and one-half years. The tenant took occupancy of the space during the fourth quarter of 1999. The Partnership incurred approximately $500,000 of tenant finish improvements resulting from this lease.

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

On July 17, 2000, the Partnership made a commitment for approximately $257,000 for tenant improvements at Plainview Center. On November 1, 2000, the improvements expanded the space of a current tenant by 19,000 square feet and was funded by the $1,500,000 increase in the mortgage payable secured by Plainview Center. This expansion increased the occupancy of Plainview Center from 49% to 68%.

Financial Information About Industry Segments
---------------------------------------------

The Partnership is presently engaged solely in the business of owning and operating commercial real estate. A presentation of information concerning industry segments is not applicable. See Part II, Item 8 - Note 10 for information regarding the Partnership's operating segments.

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

NTS Center
----------

As of December 31, 2000, there were seven tenants leasing office space aggregating approximately 109,000 square feet of the net rentable area at NTS Center. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. The tenants who occupy NTS Center are professional service-orientated organizations. The principal occupations/professions practiced include real estate, telecommunications, and grocery chain management. Three tenants individually lease more than 10% of NTS Center's rentable area.

The following table contains approximate data concerning the major leases in effect on December 31, 2000:

                                          Square Feet          Current Annual
                       Year of              and % of             Rental per
                      Expiration        Net Rentable Area       Square Foot
                      ----------        -----------------       -----------

Major Tenant (1):
      1                  2004            20,368 (17.7%)           $14.50
      2                  2003            16,937 (14.7%)           $12.00
      3                  2004            53,435 (46.4%)           $10.43 (2)

(1) Major tenants are those that individually occupy 10% or more of the rentable square footage.
(2) In accordance with the lease agreement, the tenant pays their own electricity and cleaning costs thus the base rent is below market.

Plainview Center
----------------

As of December 31, 2000, there were eight tenants leasing office space aggregating approximately 63,600 square feet of the net rentable area at Plainview Center. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. The tenants who occupy Plainview Center are professional service-orientated organizations. The principal occupation/professions practiced include healthcare and a victim notification service. One tenant individually leases more than 10% of Plainview Center's rentable area.

----------------------------

The following table contains approximate data concerning the major lease in effect on December 31, 2000:


                                          Square Feet         Current Annual
                         Year of            and % of            Rental per
                        Expiration      Net Rentable Area       Square Foot
                        ----------      -----------------       -----------

Major Tenant (1):
     1                    2007            47,109 (49.5%)           $14.41

(1) Major tenants are those that individually occupy 10% or more of the rentable square footage.

Peachtree Corporate Center
--------------------------

As of December 31, 2000, there were 46 tenants leasing office, warehouse and storage space aggregating approximately 157,000 square feet of the net rentable area at Peachtree Corporate Center. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. The tenants who occupy Peachtree Corporate Center are professional service- orientated organizations. The principal occupation/profession practiced is sales-related services. There are no tenants at Peachtree Corporate Center who individually lease 10% or more of the rentable square footage.

Additional operating data regarding the Partnership's properties is furnished in the following table:


                                            Plainview        Peachtree
                          NTS Center         Center       Corporate Center
                          ----------         ------       ----------------

Federal tax basis        $ 9,786,719       $ 7,783,370      $10,026,558
Realty tax rate               .01072            .01072           .03141
Annual realty taxes      $    72,578       $    41,497      $   100,879

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 6-30 years for land improvements, 5-30 years for buildings and improvements, 3-27 years for amenities and the applicable lease term for tenant improvements.

Competition
-----------

The Partnership's properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 2000, there are no properties under construction in the respective vicinities in which the properties are located. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise the leasing for each property.

Management of Properties
------------------------

NTS Development Company, an affiliate of the General Partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly- owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a general partner of NTS-Properties Associates. Under the agreement, NTS Development Company establishes rental policies and rates and directs the marketing activity of leasing personnel. NTS Development Company also coordinates the purchase of equipment and supplies, maintenance activity, and the selection of all vendors, suppliers and independent contractors. As compensation for its services, NTS Development Company received a fee totaling $169,549 for the year ended December 31, 2000. The fee is equal to 5% of gross revenues from the Partnership's properties.

In addition, the agreement requires the Partnership to purchase all insurance relating to the managed properties, to pay the direct out-of-pocket expenses of NTS Development Company in connection with the operation of the properties, including the cost of goods and materials used for and on behalf of the Partnership, and to reimburse NTS Development Company for the salaries, commissions, fringe benefits, and related employment expenses of on-site personnel.

The term of the agreement between NTS Development Company and the Partnership was initially for five years, and thereafter for succeeding one-year periods, unless cancelled. The agreement is subject to cancellation by either party upon 60-days written notice. As of December 31, 2000, the management agreement is still in effect.

Working Capital Practices
-------------------------

Information about the Partnership's working capital practices is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Seasonal Operations
-------------------

The Partnership does not consider its operations to be seasonal to any material degree.

Conflict of Interest
--------------------

Because the principals of the General Partner and/or its affiliates own and/or operate real estate properties other than those owned by the Partnership that are, or could be, in competition with the Partnership, potential conflicts of interest exist. Because the Partnership was organized by and is operated by the General Partner, these conflicts are not resolved through arms-length negotiations, but through the exercise of the General Partner's good judgement consistent with its fiduciary responsibility to the limited partners and the Partnership's investment objectives and policies. The General Partner is accountable to the limited partners as a fiduciary and consequently must exercise good faith and integrity in handling the Partnership's affairs. A provision has been made in the partnership agreement that the General Partner will not be liable to the Partnership except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. In addition, the partnership agreement provides for indemnification of the General Partner by the Partnership for liability resulting from errors in judgement or certain acts or omissions. The General Partner and its affiliates retain a free right to compete with the Partnership's properties including the right to develop

--------------------------------

competing properties now and in the future, in addition to the existing properties which may compete directly or indirectly.

NTS Development Company (the "Property Manager"), an affiliate of the General Partner, acts in a similar capacity for other affiliated entities in the same geographic region where the Partnership has property interests. The agreement with the Property Manager is on terms no less favorable to the Partnership than those which could be obtained from a third party for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60-days written notice.

There are no other agreements or relationships between the Partnership, the General Partner and its affiliates other than those previously described.

Employees
---------

The Partnership has no employees; however, employees of an affiliate of the General Partner are available to perform services for the Partnership. The Partnership reimburses this affiliate for the actual costs of providing such services. See Part II, Item 8 - Note 8 for further discussion of related party transactions.

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

Item 3.           Legal Proceedings
                  -----------------

None.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

None.

                                     PART II
                                     -------

Item 5.  Market for  Registrant's  Limited  Partnership  Interests  and  Related
         -----------------------------------------------------------------------
         Partner Matters
         ---------------

The Partnership had 700 limited partners as of February 28, 2001. There is no established trading market for the limited partnership interests, nor is one likely to develop. Cash distributions and allocations of income (loss) are made as described in Note 1D to the Partnership's 2000 consolidated financial statements.

No distributions were paid during the years ended December 31, 2000, 1999 or 1998. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements.

Due to the fact that no distributions were made during 2000, 1999 or 1998, the table which represents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

Item 6.    Selected Financial Data
           -----------------------

Years ended December 31, 2000, 1999, 1998, 1997 and 1996.



                                            2000           1999          1998         1997          1996
                                            ----           ----          ----         ----          ----


Total revenues                         $  3,480,110  $  3,228,662  $  3,698,431  $  3,426,290  $  3,265,631

Total expenses                           (3,785,957)   (3,923,458)   (3,426,517)   (3,291,720)   (3,076,384)
                                       ------------- ------------- ------------- ------------- -------------
Net income (loss) before extraordinary
  item                                     (305,847)     (694,796)      271,914       134,570       189,247
Extraordinary item                             --            --         (65,258)         --            --
                                       ------------- ------------- ------------- ------------- -------------

Net income (loss)                      $   (305,847) $   (694,796) $    206,656  $    134,570  $    189,247
                                       ============= ============= ============= ============= =============


Net income (loss) allocated to:
  General Partner                      $    (73,364) $    (78,012) $    (93,182) $   (104,636) $    (94,850)
  Limited partners                     $   (232,483) $   (616,784) $    299,838  $    239,206  $    284,097

Net income (loss) per limited
  partnership Unit                     $     (18.21) $     (46.54) $      21.64  $      17.00  $      19.70

Weighted average number of limited
  partnership Units                          12,769        13,253        13,855        14,072        14,418

Cumulative net income (loss)
  allocated to:
    General Partner                    $ (2,639,679) $ (2,566,315) $ (2,488,303) $ (2,395,121) $ (2,290,485)
    Limited partners                   $   (474,628) $   (242,145) $    374,639  $     74,801  $   (164,405)

Cumulative taxable income (loss)
  allocated to:
    General Partner                    $ (2,633,988) $ (2,689,375) $ (2,578,046) $ (2,737,694) $ (2,845,410)
    Limited partners                   $   (940,939) $   (974,971) $   (694,314) $   (851,088) $   (682,815)

Distributions declared:
  General Partner                      $      --     $      --     $     --      $     --      $      --
  Limited partners                     $      --     $      --     $     --      $     --      $    108,018

Cumulative distributions declared to:
  General Partner                      $    206,985  $    206,985  $    206,985  $    206,985  $    206,985
  Limited partners                     $ 11,349,845  $ 11,349,845  $ 11,349,845  $ 11,349,845  $ 11,349,845

At year end:
  Land, buildings and amenities, net   $ 11,000,173  $ 11,316,969  $ 10,219,334  $  9,828,962  $  9,428,016

  Total assets                         $ 11,948,281  $ 12,326,606  $ 11,170,156  $ 11,122,316  $ 10,975,886

  Mortgages payable                    $  8,716,153  $  8,073,856  $  6,656,145  $  6,734,603  $  6,859,637


The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. A discussion of certain market risks also follows. The MD&A should be read in conjunction with the consolidated financial statements in Item 8 and the cautionary statements below.

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of December 31 were as follows:

                                2000 (1)            1999             1998
                                --------            ----             ----

NTS Center                        95%               100%             100%
Plainview Center (2)              68%                48%              35%
Peachtree Corporate Center (3)    83%                84%              89%

(1)  With the  exception  of  Plainview  Center,  current  occupancy  levels are
     considered   adequate  to  continue  the  operation  of  the  Partnership's properties. See below for details.

(2) The current occupancy level is the result of one tenant vacating 52,000 square feet on September 30, 1998 and 11,000 square feet on March 31, 1999. In the opinion of the General Partner of the Partnership, the year-ending occupancy level is only a temporary situation and does not represent a permanent downward occupancy trend.

(3) In the opinion of the General Partner of the Partnership, the decrease in year-ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The average occupancy levels at the Partnership's properties as of December 31 were as follows:


                                  2000 (1)          1999           1998
                                  --------          ----           ----

NTS Center                          96%             100%            98%
Plainview Center (2)                52%              30%            75%
Peachtree Corporate Center (3)      80%              84%            87%

(1)  With the  exception  of  Plainview  Center,  current  occupancy  levels are
     considered   adequate  to  continue  the  operation  of  the  Partnership's properties. See below for details.

(2) The current occupancy level is the result of one tenant vacating 52,000 square feet on September 30, 1998 and 11,000 square feet on March 31, 1999. In the opinion of the General Partner of the Partnership, the year-ending occupancy level is only a temporary situation and does not represent a permanent downward occupancy trend.

(3) In the opinion of the General Partner of the Partnership, the decrease in year-ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

Rental and other income generated by the Partnership's properties for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                  2000              1999              1998
                                  ----              ----              ----

NTS Center                    $ 1,481,121       $ 1,594,725       $ 1,484,593
Plainview Center              $   761,801       $   410,490       $ 1,045,951
Peachtree Corporate Center    $ 1,233,269       $ 1,211,827       $ 1,153,808

---------------------------------

The following is an analysis of material changes in results of operations for the periods ending December 31, 2000, 1999 and 1998. Items that did not have a material impact on operations for the periods listed have been excluded from this discussion.

Rental and other income increased approximately $251,000, or 8%, in 2000. The increase is primarily a result of an increase in average occupancy at Plainview Center. The increase is partially offset by decreased average occupancy at NTS Center and decreased cost recovery income at Plainview Center.

Rental and other income decreased approximately $470,000, or 13%, in 1999. The decrease is primarily a result of a decrease in average occupancy at Plainview Center following the move-out of one tenant who previously occupied 63,000 square feet, or 65%, of the building (see Part II, Item 8 - Note 9). The decrease at Plainview Center is partially offset by increased cost recovery income at Peachtree Corporate Center and NTS Center.

Year-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are more representative of the entire year's results.

In cases of tenants who cease making rental payments or abandon the premises in breach of the lease terms, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. There have been no funds recovered as a result of these transactions during the periods ended December 31, 2000, 1999 or 1998. As of December 31, 2000, there were no on-going cases.

Operating expenses increased approximately $66,000, or 8%, in 1999, primarily as a result of increased repairs and maintenance expenses at Peachtree Corporate Center and increased irrigation and building maintenance expenses at NTS Center.

Operating expenses - affiliated decreased approximately $103,000, or 21%, in 2000. The decrease is due primarily to decreased overhead costs allocated to the Partnership as a result of personnel status changes. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Operating expenses - affiliated increased approximately $67,000, or 16%, in 1999, primarily as a result of increased leasing, administrative and architectural salaries at Peachtree Corporate Center and Plainview Center. The increase is partially offset by decreased architectural salaries at NTS Center.

The 1999 loss on disposal of assets is the result of a loss on the following items: land improvements at Peachtree Corporate Center, building improvements at NTS Center and Plainview Center and tenant improvements at Plainview Center. The losses are the result of various property renovations including: resurfacing the parking lot at Peachtree Corporate Center, replacing corridor carpet at NTS Center, redesigning the lobby area at Plainview Center and accommodating new leases and improving the marketability of vacant suites at Plainview Center. In order to complete the renovations, it was necessary to replace improvements which were not fully depreciated. The losses represent the costs of unamortized assets which were replaced as a result of the renovations.

---------------------------------

The 1998 loss on disposal of assets can primarily be attributed to renovations of the common area lobbies, corridors and restrooms at NTS Center.

Interest expense increased approximately $126,000, or 24%, in 2000 and $47,000, or 10%, in 1999, as a result of the mortgage payable for $2,000,000 secured by Plainview Center in March 1999, which was increased to $3,500,000 in May 2000. The note bears interest at Prime -.25%. The increase in interest expense is partially offset by principal payments made on the Partnership's mortgage secured by NTS Center.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations in revenue between years will differ from the fluctuations of management fees expense. The approximate $12,000, or 8%, increase in management fees in 2000, can be attributed to increased occupancy and related revenues at Plainview Center. The approximate $29,000, or 16%, decrease in management fees in 1999, can be attributed to decreased occupancy and related revenues at Plainview Center.

Professional and administrative expenses decreased approximately $28,000, or 26%, in 2000 and increased approximately $35,000, or 47%, in 1999, primarily as a result of costs incurred for legal fees related to the tender offers.

Professional and administrative expenses - affiliated increased approximately $18,000, or 17%, in 2000 and decreased approximately $29,000, or 22%, in 1999, primarily as a result of changes in accounting personnel. Professional and administrative expenses - affiliated are expenses incurred for the services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization expense increased approximately $174,000, or 16%, in 2000 and approximately $51,000, or 5%, in 1999, as the result of assets being placed in service. Assets placed in service are tenant improvements and building and land improvements at all the Partnership's properties. The increase in depreciation and amortization expense is partially offset by a portion of the Partnership's assets (primarily tenant finish improvements) becoming fully depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 6-30 years for land improvements, 5-30 years for buildings and improvements, 3-27 years for amenities and the applicable lease term for tenant improvements. The aggregate costs of the Partnership's properties for federal tax purposes is approximately $27,617,578.

The 1998 write-off of unamortized loan costs (recorded as an extraordinary item) relates to the loan costs associated with two mortgages of the Partnership. The unamortized loan costs were expensed due to the fact that the mortgages were repaid on April 1, 1998, prior to their maturity (November 1998 and June 2001), as a result of a new mortgage loan obtained on April 1, 1998.

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

Cash flows used in investing activities are for tenant finish improvements and other capital additions and are funded by operating activities, cash reserves and financing activities. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities also include the maturity of investment securities. Cash flows used in financing activities include principal payments on the mortgage payable, the repurchase of limited partnership Units, cash reserved by the Partnership to fund the tender offers and the addition of loan costs. Cash flows provided by financing activities represent the utilization of cash which has been reserved by the Partnership for the repurchase of limited partnership Units and proceeds received from new mortgage loans obtained in 2000, 1999 and 1998. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 2000.

Cash flows provided by (used in):

                                               2000         1999         1998
                                               ----         ----         ----

Operating activities                      $   237,780  $ 1,058,433  $ 1,646,989

Investing activities                         (903,810)  (2,461,264)  (1,318,282)

Financing activities                          606,662    1,273,519     (361,803)
                                          ------------ ------------ ------------
     Net decrease in cash and equivalents $   (59,368) $  (129,312) $   (33,096)
                                          ============ ============ ============
Net cash provided by operating activities decreased approximately $821,000, or 78%, in 2000. The decrease was primarily driven by a decrease in accounts payable offset by increased income from operations before depreciation.

Net cash provided by operating activities decreased approximately $589,000, or 36%, in 1999. The decrease was primarily driven by a decrease in income from operations before depreciation as a result of decreased revenues from Plainview Center, as well as net negative changes in various working capital accounts.

Net cash used in investing activities decreased approximately $1,557,000 in 2000, as compared to 1999, primarily as a result of decreased capital expenditures. Net cash used in investing activities increased approximately $1,143,000 in 1999, as compared to 1998, as a result of increased capital expenditures.

-----------------------------------------------------------

Net cash provided by financing activities decreased approximately $667,000 in 2000, as compared to 1999, as a result of a decrease in funds drawn on the mortgage loan obtained March 2, 1999, due to a decrease in renovations and tenant finish activity. The decrease is partially offset by a decrease in the repurchase of limited partnership Units. The approximate $1,635,000 increase in net cash provided by financing activities in 1999, as compared to 1998, is primarily the result of the new mortgage loan obtained March 2, 1999, to fund renovations at Plainview Center.

The Partnership indefinitely suspended distributions starting December 31, 1996, as a result of the anticipated decrease in occupancy at Plainview Center. Cash reserves (which consist of unrestricted cash as shown on the Partnership's balance sheets as of December 31) were $45,164 and $104,532 at December 31, 2000 and 1999, respectively.

In the next 12 months, the General Partner expects the demand on future liquidity to increase as a result of future leasing activity driven primarily by the decreased occupancy at Plainview Center. There has been and will likely continue to be a protracted period for Plainview Center to become fully leased again and substantial funds, currently estimated to be approximately $400,000, will likely be needed for leasing expenses; especially those needed to refinish space for new tenants. As of December 31, 2000, the Partnership had a commitment for approximately $35,000 for tenant finish improvements at Plainview Center.

The demand on future liquidity will be managed by the General Partner through funds from operations or additional borrowings secured by the Partnership's properties. There can be no guarantee that such funds will be available, at which time the General Partner will manage the demand on liquidity accordingly.

Subsequent to December 31, 2000, the Partnership made a commitment for approximately $95,000 of tenant finish improvements at Plainview Center.

Due to the fact that no distributions were made during 2000, 1999 or 1998, the table which represents that portion of the distribution that represent a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in 1995. During the years ended December 31, 1999 and 1998, the Partnership has funded $0 and $75,000, respectively, to the reserve. For the year ending December 31, 2000, the Partnership has funded $0 to the reserve. Through September 30, 1998 (the commencement date of the Partnership's First Tender Offer), the Partnership had repurchased a total of 1,830 Units, outside the First Tender Offer, for $393,240, at a price ranging from $208 to $250 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units have been retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the reserve at December 31, 2000 was $0.

-----------------------------------------------------------

On September 30, 1998, the Partnership and ORIG , LLC, an affiliate of the Partnership (the "Offerors"), commenced a tender offer (the "First Tender Offer") to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $250 per Unit as of the date of the First Tender Offer. The initial expiration date of the First Tender Offer was December 29, 1998, and this expiration date was subsequently extended through March 31, 1999. A total of 1,160 Units were tendered and the Offerors accepted all Units tendered. The Partnership repurchased 500 Units and ORIG, LLC purchased 660 Units at a total cost of $290,000 plus offering expenses.

On July 27, 1999, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "Offerors"), commenced a second tender offer (the "Second Tender Offer") to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $250 per Unit. The initial expiration date of the Second Tender offer was October 29, 1999 and this expiration date was subsequently extended through December 8, 1999. A total of 938 Units were tendered and the Offerors accepted all Units. The Partnership repurchased 500 Units and ORIG, LLC purchased 438 Units at a total cost of $234,500 plus offering expenses.

On September 21, 2000, the Partnership and ORIG, LLC (the "Offerors'), commenced a third tender offer (the "Third Tender Offer") to purchase up to 200 limited partnership Units at a price of $250 per Unit as of the date of the Third Tender Offer. The expiration date of the offer was December 20, 2000. A total of 1,094 Units were tendered, pursuant to the Third Tender Offer, and the Offerors accepted all Units tendered. The Partnership repurchased 100 Units and ORIG, LLC repurchased 994 Units at a total cost of $273,500 plus offering expenses.

Although the Offerors believe that each tender offer's price is appropriate, the price per Unit may not equate to the fair market value or liquidation value of the Units, and is less than the book value per Unit as of the date of each tender offer.

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

Cautionary Statements
---------------------

Some of the statements included in Part I, Items 1 and 2, Business and Properties and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, or elsewhere in this report, which reflect management's best judgement based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
            ----------------------------------------------------------

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate with the exception of the $3,500,000 note payable which the
Partnership obtained on May 9, 2000. At December 31, 2000, a hypothetical 100 basis point increase in interest rates would increase interest expense on the variable rate mortgage by approximately $25,000 per year and decrease the fair value of all debt approximately $326,000.

Item 8.    Financial Statements and Supplementary Data
           -------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To NTS-Properties III:

We have audited the accompanying consolidated balance sheets of NTS-Properties III (a Georgia limited partnership), as of December 31, 2000 and 1999, and the related consolidated statements of operations, consolidated statements of partners' equity and consolidated statements of cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties III as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedules included on pages 40 through 41 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

                                                 ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 9, 2001

                               NTS-PROPERTIES III
                               ------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                        AS OF DECEMBER 31, 2000 AND 1999
                        --------------------------------

                                                    2000             1999
                                                    ----             ----

ASSETS
------
Cash and equivalents                            $    45,164     $   104,532
Cash and equivalents - restricted                     4,923           8,073
Accounts receivable, net of allowance
  for doubtful accounts
  of $0 (2000) and $15,512 (1999)                   417,500         404,773
Land, buildings and amenities, net               11,000,173      11,316,969
Other assets                                        480,521         492,259
                                                -----------     -----------
     TOTAL ASSETS                               $11,948,281     $12,326,606
                                                ===========     ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages payable                               $ 8,716,153     $ 8,073,856
Accounts payable                                    228,959         890,032
Security deposits                                   136,837         142,573
Other liabilities                                    21,029          43,995
                                                -----------     -----------
     TOTAL LIABILITIES                            9,102,978       9,150,456

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' EQUITY                                  2,845,303       3,176,150
                                                -----------     -----------
     TOTAL LIABILITIES AND PARTNERS' EQUITY     $11,948,281     $12,326,606
                                                ===========     ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.


                              NTS-PROPERTIES III
                               ------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------

                                                     2000           1999           1998
                                                     ----           ----           ----

REVENUES
--------
Rental income, net of provision for
 doubtful accounts of $5,762 (2000),
 $19,081 (1999) and $1,943 (1998)               $ 3,165,834    $ 2,919,927    $ 3,386,729
Rental income - affiliated                          295,336        295,336        295,336
Interest and other income                            18,940         13,399         16,366
                                                ------------   ------------   ------------
     TOTAL REVENUES                               3,480,110      3,228,662      3,698,431

EXPENSES
--------
Operating expenses                                  928,655        948,995        882,594
Operating expense - affiliated                      377,126        479,799        412,338
Loss on disposal of assets                           11,230        332,333         48,108
Interest expense                                    650,428        523,950        477,263
Management fees                                     169,549        157,290        186,416
Real estate taxes                                   214,954        210,708        206,038
Professional and administrative expenses             81,067        109,381         74,514
Professional and administrative expenses
 - affiliated                                       122,258        104,227        133,297
Depreciation and amortization                     1,230,690      1,056,775      1,005,949
                                                ------------   ------------   ------------
    TOTAL EXPENSES                                3,785,957      3,923,458      3,426,517
                                                ------------   ------------   ------------
Net income (loss) before extraordinary item        (305,847)      (694,796)       271,914
Extraordinary item - write-off of unamortized
  loan costs                                           --             --          (65,258)
                                                ------------   ------------   ------------
Net income (loss)                               $  (305,847)   $  (694,796)   $   206,656
                                                ============   ============   ============
Net income (loss) allocated to
 the limited partners
  Income (loss) before extraordinary item       $  (232,483)   $  (616,784)   $   364,443
  Extraordinary item                                   --             --          (64,605)
                                                ------------   ------------   ------------
     Net income (loss)                          $  (232,483)   $  (616,784)   $   299,838
                                                ============   ============   ============
Net income (loss ) per limited partnership Unit
  Income (loss) before extraordinary item       $    (18.21)   $    (46.54)   $     26.30
  Extraordinary item                                   --             --            (4.66)
                                                ------------   ------------   ------------
Net income (loss)                               $    (18.21)   $    (46.54)   $     21.64
                                                ============   ============   ============

Weighted average number of Units                     12,769         13,253         13,855
                                                ============   ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               NTS-PROPERTIES III
                               ------------------

                 CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (1)
                 -----------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------


                                             Limited         General
                                             Partners        Partner         Total
                                             --------        -------         -----

PARTNERS' EQUITY/(DEFICIT)
--------------------------
Balances at December 31, 1997             $ 4,006,716    $   (17,426)   $ 3,989,290

Net income (loss)                             299,838        (93,182)       206,656

Repurchase of limited partnership Units       (75,000)          --          (75,000)
                                          ------------   ------------   ------------
Balances at December 31, 1998               4,231,554       (110,608)     4,120,946

Net loss                                     (616,784)       (78,012)      (694,796)

Repurchase of limited partnership Units      (250,000)          --         (250,000)
                                          ------------   ------------   ------------
Balances at December 31, 1999               3,364,770       (188,620)     3,176,150

Net loss                                     (232,483)       (73,364)      (305,847)

Repurchase of limited partnership Units       (25,000)          --          (25,000)
                                          ------------   ------------   ------------
Balances at December 31, 2000             $ 3,107,287    $  (261,984)   $ 2,845,303
                                          ============   ============   ============

(1) For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income."

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               NTS-PROPERTIES III
                               ------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------


                                                              2000           1999         1998
                                                              ----           ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income (loss)                                        $  (305,847)  $  (694,796)  $   206,656
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for doubtful accounts                             5,762        19,081         1,943
   Write-off of uncollectible accounts receivable            (21,274)         --            --
   Accrued interest on investment securities                    --            --             923
   Loss on disposal of assets                                 11,230       332,333        48,108
   Write-off unamortized loan costs                             --            --          65,258
   Depreciation and amortization                           1,252,020     1,071,501     1,014,463
   Changes in assets and liabilities:
     Cash and equivalents - restricted                         3,150         6,277       270,249
     Accounts receivable                                       2,785      (239,527)       83,652
     Other assets                                            (20,271)     (119,971)      (38,906)
     Accounts payable                                       (661,073)      669,128        81,478
     Security deposits                                        (5,736)       43,962        (5,205)
     Other liabilities                                       (22,966)      (29,555)      (81,630)
                                                         ------------  ------------  ------------
     Net cash provided by operating activities               237,780     1,058,433     1,646,989
                                                         ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                  (903,810)   (2,461,264)   (1,418,950)
Maturity of investment securities                               --            --         100,668
                                                         ------------  ------------  ------------
     Net cash used in  investing activities                 (903,810)   (2,461,264)   (1,318,282)
                                                         ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Increase in mortgage payable                                 977,071     1,646,234     6,800,000
Principal payments on mortgages payable                     (334,774)     (228,523)   (6,878,458)
Increase in loan costs                                       (10,635)      (19,192)      (83,345)
Repurchase of limited partnership Units                      (25,000)     (250,000)      (75,000)
Decrease (increase) cash and equivalents-restricted             --         125,000      (125,000)
                                                         ------------  ------------  ------------
    Net cash provided by (used in) financing activities      606,662     1,273,519      (361,803)
                                                         ------------  ------------  ------------
    Net decrease in cash and equivalents                     (59,368)     (129,312)      (33,096)

CASH AND EQUIVALENTS, beginning of year                      104,532       233,844       266,940
                                                         ------------  ------------  ------------
CASH AND EQUIVALENTS, end of year                        $    45,164   $   104,532   $   233,844
                                                         ============  ============  ============
Interest paid on a cash basis                            $   621,449   $   498,283   $   444,145
                                                         ============  ============  ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                               NTS-PROPERTIES III
                               ------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------

1.       Significant Accounting Policies
         -------------------------------

         A)         Organization and Consolidation Policy
                    -------------------------------------

                    NTS-Properties III (the "Partnership") is a limited partnership organized under the laws of the state of Georgia on June 24, 1982. The General Partner is NTS-Properties Associates, a Georgia limited partnership. The Partnership is in the business of owning and operating commercial real estate.

                    The consolidated financial statements include the accounts of all wholly-owned properties. Intercompany transactions and balances have been eliminated.

         B)         Properties
                    ----------

                    The Partnership owns and operates the following properties:

                    *    Peachtree   Corporate  Center,  a  business  park  with
                         approximately 189,000 net rentable square feet located in Norcross, Georgia, a suburb of Atlanta.

                    *    NTS  Center,  an  office  complex  with   approximately
                         115,000   net   rentable   square   feet   located   in
                         Jeffersontown, Kentucky, a suburb of Louisville.

                    *    Plainview Center, an office complex with  approximately
                         95,000   net   rentable    square   feet   located   in
                         Jeffersontown, Kentucky.

         C)         Changes in the Names of Properties Held by the Partnership
                    ----------------------------------------------------------

                    In the second quarter of 1999, Plainview Plaza II was renamed NTS Center and Plainview Triad North was renamed Plainview Center.

         D)         Allocation of Net Income (Loss) and Cash Distributions
                    ------------------------------------------------------

                    Net Cash Receipts, as defined in the partnership agreement, will be distributed, to the extent made available, to the limited partners in an amount equal to the greater of 10% per year, non-cumulative, of their invested capital or their pro rata share of such Net Cash Receipts, as defined in the partnership agreement. The balance of the Net Cash Receipts, as defined in the partnership agreement, would be available for distribution to the General Partner until the General Partner has received its pro rata share of such Net Cash Receipts. At such time as the limited partners have received cash distributions equal to their original capital contributions, cash flow would be distributed 52% to the limited partners and 48% to the General Partner. In general, operating income and losses (exclusive of depreciation) are allocated to the limited partners and the General Partner in proportion to their respective distributions of cash for all periods presented in the accompanying consolidated financial

         D)         Allocation of Net Income (Loss) and Cash Distributions
                    ------------------------------------------------------
                    - Continued
                    -----------

                    statements. In no event, however, will the portion of any item of Partnership income, gain, loss, deduction or credit allocated to the General Partner be less than 1%. Starting December 31, 1996, the Partnership has indefinitely interrupted distributions.

                    Depreciation of the assets acquired on the date operations commenced is allocated directly to the limited partners and the General Partner based upon their respective tax basis in the property. Depreciation of assets subsequently acquired is allocated based on the limited partners' interests of 65% and the General Partner's interest of 35%. In the accompanying Statements of Operations, net income (loss) was allocated 99% to the limited partners and 1% to the General Partner, net of the effects of depreciation on contributed assets in accordance with the partnership agreement.

         E)         Tax Status
                    ----------

                    The Partnership has received a ruling from the Internal Revenue Service stating that the Partnership is classified as a limited partnership for federal income tax purposes. As such, the Partnership makes no provision for income taxes. The taxable income or loss is passed through to the holders of the Partnership interests for inclusion on their individual income tax returns.

                    A   reconciliation   of  net  income  (loss)  for  financial
                    statement purposes versus that for income tax reporting is as follows:


                                                  2000        1999       1998
                                                  ----        ----       ----

                    Net income (loss)          $(305,847)  $(694,796) $ 206,656
                    Items handled differently
                      for tax purposes:
                     Depreciation                593,094     523,494    409,636
                     Write-off of unamortized
                      building and
                      tenant improvements        (61,355)   (231,592)  (116,602)
                     Rental income              (125,560)    (44,971)  (145,195)
                     Allowance for doubtful
                      accounts                   (15,512)     12,478    (39,001)
                     Other                         4,828      43,401        928
                                               ----------  ---------- ----------
                    Taxable income (loss)      $  89,648   $(391,986) $ 316,422
                                               ==========  ========== ==========

         F)         Use of Estimates in the Preparation of Financial Statements
                    -----------------------------------------------------------

                    The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         G)         Cash and Equivalents - Restricted
                    ---------------------------------

                    Cash and equivalents - restricted represents funds which have been escrowed with a mortgage company for NTS Center's property taxes in accordance with the loan agreement.

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

                    Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the years ended December 31, 2000, 1999 and 1998, did not result in an impairment loss.

         I)         Revenue Recognition - Rental Income and  Capitalized Leasing
                    ------------------------------------------------------------
                    Costs
                    -----

                    The Partnership recognizes revenue in accordance with each tenant's lease agreement. Certain of the Partnership's lease agreements are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totaled $241,177 and $136,323 December 31, 2000 and 1999, respectively. All commissions paid to leasing agents are deferred and amortized on a straight-line basis over the term of the lease to which they apply.

         J)         Advertising
                    -----------

                    The Partnership expenses advertising-type costs as incurred. Advertising expense was immaterial to the Partnership during the years ended December 31, 2000, 1999 and 1998.

         K)         Statements of Cash Flows
                    ------------------------

                    For purposes of reporting cash flows, cash and equivalents include cash on hand and short- term, highly liquid investments with initial maturities of three months or less.

         L)         Reclassifications of 1999 and 1998 Financial Statements
                    -------------------------------------------------------

                    Certain reclassifications have been made to the December 31, 1999 and 1998 financial statements to conform with December 31, 2000 classifications. These reclassifications have no material effect on previously reported operations.

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

3.        Interest Repurchase Reserve
          ---------------------------

          Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in 1995. During the years ended December 31, 1999 and 1998, the Partnership has funded $0 and $75,000, respectively, to the reserve. For the year ending December 31, 2000, the Partnership has funded $0 to the reserve. Through September 30, 1998 (the commencement date of the Partnership's First Tender Offer), the Partnership had repurchased a total of 1,830 Units for $393,240, at a price ranging from $208 to $250 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units have been retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the reserve at December 31, 2000 was $0.

4.        Tender Offers
          -------------

          On September 30, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "Offerors"), commenced a tender offer (the "First Tender Offer") to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $250 per Unit as of the date of the First Tender Offer. The initial expiration date of the First Tender Offer was December 29, 1998, and this expiration date was subsequently extended through March 31, 1999. A total of 1,160 Units were tendered and the Offerors accepted all Units. The Partnership repurchased, pursuant to the First Tender Offer, 500 Units and ORIG, LLC purchased 660 Units at a cost of $290,000 plus offering expenses.

          On July 27, 1999, the Partnership and ORIG, LLC, and affiliate of the Partnership, (the "Offerors") commenced a second tender offer (the "Second Tender Offer") to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $250 per Unit as of the date of the Second Tender Offer. The initial expiration date of the Second Tender Offer was October 29, 1999 and this expiration date was subsequently extended through December 8, 1999. A total of 938 Units were tendered and the Offerors accepted all Units. The Partnership repurchased, pursuant to the Second Tender Offer, 500 Units and ORIG, LLC purchased 438 Units at a total cost of $234,500 plus offering expenses.

          -------------------------

          On September 21, 2000, the Partnership and ORIG, LLC (the "Offerors'), commenced a third tender offer (the "Third Tender Offer") to purchase up to 200 limited partnership Units at a price of $250 per Unit as of the date of the Third Tender Offer. The expiration date of the offer was December 20, 2000. A total of 1,094 Units were tendered, pursuant to the Third Tender Offer, and the Offerors accepted all Units tendered. The Partnership repurchased 100 Units and ORIG, LLC repurchased 994 Units at a total cost of $273,500 plus offering expenses.

          Although the Offerors believe that each tender offer's price is appropriate, the price per Unit may not equate to the fair market value or the liquidation value of the Units, and is less than the book value per Unit as of the date of each tender offer.

5.        Land, Buildings and Amenities
          -----------------------------

          The following schedule provides an analysis of the Partnership's investment in property held for lease as of December 31:


                                                2000               1999
                                                ----               ----

          Land and improvements            $  4,835,214      $  4,817,717
          Buildings and improvements         22,850,890        22,230,344
          Amenities                             157,187           148,876
                                           ------------      ------------
                                             27,843,291        27,196,937

          Less accumulated depreciation      16,843,118        15,879,968
                                           ------------      ------------
                                           $ 11,000,173      $ 11,316,969
                                           ============      ============

6.        Mortgages Payable
          -----------------

          Mortgages payable as of December 31 consist of the following:


                                                      2000            1999
                                                      ----            ----

          Mortgage payable to an insurance
          company, bearing interest at 6.89%,
          maturing April 10, 2015, secured
          by land and buildings.                   $ 6,182,848    $ 6,427,622

          Mortgage payable to a bank,
          bearing a variable interest rate
          of Prime -.25%, due March 1, 2002,
          secured by land and a building.
          The current rate at
          December 31, 2000 is 9.25%.                2,533,305      1,646,234
                                                   -----------    -----------
                                                   $ 8,716,153    $ 8,073,856
                                                   ===========    ===========

          -----------------------------

          Scheduled maturities of debt are as follows:


               For the Years Ended December 31,               Amount
               --------------------------------               ------
                           2001                           $   382,182
                           2002                             2,694,133
                           2003                               300,800
                           2004                               322,193
                           2005                               345,106
                        Thereafter                          4,671,739
                                                          -----------
                                                          $ 8,716,153
                                                          ===========

          Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $8,299,000.

7.        Rental Income Under Operating Lease
          -----------------------------------

          The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 2000:


               For the Years Ended December 31,              Amount
               --------------------------------              ------
                           2001                           $ 3,377,834
                           2002                             2,935,725
                           2003                             2,389,459
                           2004                             1,713,488
                           2005                               726,503
                        Thereafter                            741,166
                                                         ------------
                                                         $ 11,884,175
                                                         ============
8.        Related Party Transactions
          --------------------------

          Pursuant  to  an  agreement  with  the  Partnership,  NTS  Development
          Company,  an  affiliate  of the  General  Partner of the  Partnership, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross revenues from the Partnership's properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of cost incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

          The Partnership was charged the following amounts from NTS Development Company for the twelve months ended December 31, 2000, 1999 and 1998. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

          --------------------------------------

                                                             Twelve Months Ended
                                                                 December 31,
                                                                 ------------

                                                         2000        1999         1998
                                                         ----        ----         ----


          Property management fees                      $169,549    $157,290    $186,416
                                                        --------    --------    --------
          Property management                            204,586     252,627     230,315
          Leasing                                        133,598     194,184     120,431
          Administrative - operating                      29,700      29,988      29,822
          Other - operating                                9,242       3,000      31,770
                                                        --------    --------    --------
             Total operating expenses - affiliated       377,126     479,799     412,338
                                                        --------    --------    --------
          Professional and administrative expenses -
            affiliated                                   122,258     104,227     133,297
                                                        --------    --------    --------
          Repairs and maintenance fee                     34,762     141,626      80,897
          Leasing commissions                             75,124      68,324      48,864
          Loan costs                                        --          --         3,240
          Construction management                          2,912       5,679      24,400
                                                        --------    --------    --------
              Total related party transactions
                  capitalized                            112,798     215,629     157,401
                                                        --------    --------    --------
          Total related party transactions              $781,731    $956,945    $889,452
                                                        ========    ========    ========

          During 2000, NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot. The Partnership received approximately $295,000 in rental payments from NTS Development Company during 2000, 1999 and 1998.

          Effective November 19, 1999, the NTS Development Company lease at NTS Center was extended for two years to March 2004, at a rental rate of $14.50 per square foot for 20,368 square feet. Leasing arrangements contemplated allowances for certain tenant finishes. Expenses related to such tenant finishes were capitalized within the line item land, buildings and amenities in the accompanying balance sheets. Such capital expenditures were approximately $235,000 and $225,000 as of and for the years ended December 31, 2000 and 1999, respectively.

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

9.        Commitments and  Contingencies
          -----------------------------

          The Partnership, as an owner of real estate, is subject to various environmental laws of federal, state and local governments. Compliance by the Partnership with existing laws has not had a material adverse effect on the Partnership's financial condition and results of operations. However, the Partnership cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

          The Partnership does not believe there is any litigation threatened against the Partnership other than routine litigation arising out of the ordinary course of business some of which is expected to be covered by insurance, none of which is expected to have a material effect on the consolidated balance sheets and statements of operations of the Partnership except as discussed herein.

          One tenant at Plainview Center occupied approximately 65% of the building. During the third quarter of 1997, the Partnership received notice that the tenant would vacate the property at the end of the lease term, August 1998. A 30-day renewal extension was negotiated (through September 30, 1998) with the tenant for approximately 63,000 leased square feet. A renewal for approximately 11,000 square feet of the original 63,000 square feet was also negotiated through March 31, 1999. Costs associated with this renewal were not significant. As a result of this tenant vacating the remainder of their space on March 31, 1999, there has been and will likely continue to be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be approximately $400,000, will likely be needed for leasing expenses; especially those needed to refinish space for new tenants. Such costs will be funded from additional available loan proceeds (see Note 6) and cash reserves.

10.       Segment Reporting
          -----------------

          The Partnership's reportable operating segments include only one segment that is commercial real estate operations.

11.       Subsequent Event
          ----------------

          Subsequent to December 31, 2000, the Partnership made a commitment for approximately $95,000 of tenant finish improvements at Plainview Center.

12.       Selected Quarterly Financial Data (Unaudited)
          ---------------------------------------------

                                                         For the Quarters Ended
                                                         ----------------------

                2000                          March 31     June 30    September 30  December 31
                ----                          --------     -------    ------------  -----------


          Total revenues                      $ 861,295   $ 854,099   $ 832,648   $ 932,068
          Total expenses                        898,544     959,139     977,202     951,072
          Net loss                              (37,249)   (105,040)   (144,554)    (19,004)
          Net loss allocated to the
            limited partners                    (19,301)    (86,419)   (125,528)     (1,235)
          Net loss per limited
            partnership Unit                      (1.51)      (6.77)      (9.83)      (0.10)



                                                        For the Quarters Ended
                                                        ----------------------

                1999                          March 31     June 30  September 30  December 31
                ----                          --------     -------  ------------  -----------

          Total revenues                      $ 823,699   $ 760,699  $  734,696   $ 909,568
          Total expenses                        860,323     869,538   1,220,201     973,396
          Net loss                              (36,624)   (108,839)   (485,505)    (63,828)
          Net loss allocated to the
            limited partners                    (13,952)    (86,205)   (463,167)    (53,460)
          Net loss per limited
            partnership Unit                      (1.05)      (6.50)     (34.90)      (4.09)


Item 9.     Changes in and  Disagreements  with  Accountants  on  Accounting and
            --------------------------------------------------------------------
            Financial Disclosure
            --------------------

None.

                                    PART III
                                    --------

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

The General Partners of NTS-Properties Associates are as follows:

J. D. Nichols
-------------

Mr. Nichols (age 59) is the managing general partner of NTS-Properties Associates and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

L. C. Aroh
----------

Mr. Aroh (age 71) has been an independent real estate developer for the past 25 years. He is a partner in other real estate developments with the principals of NTS Development Company.

NTS Capital Corporation
-----------------------

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. J. D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

Alliance Realty Corporation
---------------------------

Alliance Realty Corporation was formed in September 1982, and is a wholly-owned subsidiary of S. N. Alliance, Inc. S.N. Alliance, Inc. is also the parent corporation of Stifle, Nicolas & Company, Inc. which acted as the Dealer Manager in connection with the offering for the interests.

Gary D. Adams
-------------

Mr. Adams (age 55) is Senior Vice President of NTS Development Company. Since joining the NTS organization in May 1977, Mr. Adams has been involved in the development, construction and management of properties in the southeast region.

A. Toni Rizzo
-------------

Mr. Rizzo (age 53) joined Abel Construction during 1995 as the Director of Business Development. From 1985 to 1995, Mr. Rizzo was an officer of the Huntington Group and prior to 1985 was an employee of NTS Development Company.

Item 10.    Directors and Executive Officers of the Registrant - Continued
            --------------------------------------------------------------

NTS Development Company is the "Manager"of the Partnership's properties, the executive officers and/or directors of which are Messrs. J. D. Nichols, Brian F. Lavin and Gregory A. Wells.

Brian F. Lavin
--------------

Mr. Lavin (age 47) serves as President and Chief Operating Officer of NTS Corporation and NTS Development Company. Mr. Lavin joined the Manager in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of the Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Young President's Organization, the Institute of Real Estate Management, council member of the Urban Land Institute and member of the National Multi-Housing Council. He has served on the Boards of the Louisville Science Center, Louisville Ballet, Greater Louisville Inc., National Multi-Housing Council and Louisville Apartment Association. Currently, Mr. Lavin serves on the Board of Overseers of the University of Louisville, the Board of Trustees for the Louisville Olmsted Parks Conservancy, Inc., and the Home Builders Association's Program Committee.

Gregory A. Wells
----------------

Mr. Wells (age 42), Senior Vice President and Chief Financial Officer of NTS Corporation and NTS Development Company, joined the Manager in July, 1999. From May 1998 through July 1999, Mr. Wells served as Chief Financial Officer of Hokanson Companies, Inc. and as Secretary and Treasurer of Hokanson Construction Inc., Indianapolis, Indiana from January 1995 through May 1998. In these capacities, he directed financial and operational activities for commercial rental real estate, managed property, building and suite renovations, out of ground commercial and residential construction and third party management. Mr. Wells previously served as Vice President of Operations and Treasurer of Executive Telecom Systems, Inc. a subsidiary of the Bureau of National Affairs, Inc. (Washington, D.C.). Mr. Wells attended George Mason University, where he received a Bachelor's Degree in Business Administration. Mr. Wells is a Certified Public Accountant in both Virginia and Indiana and is active in various charitable and philanthropic endeavors in the Louisville and Indianapolis areas.

Item 11.    Management Remuneration and Transactions
            ----------------------------------------

The officers and/or directors of the corporate General Partner received no direct remuneration in such capacities. The Partnership is required to pay a property management fee of 5% based on gross revenues to NTS Development Company. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects and a refinancing fee on net cash proceeds from the refinancing of any Partnership property. Also, NTS Development Company provides certain other services to the Partnership. See Part II, Note 8 to the Partnership's consolidated financial statements which sets forth transactions with affiliates of the General Partner for the years ended December 31, 2000, 1999 and 1998.

            ----------------------------------------------------

The General Partner is entitled to receive cash distributions and allocations of profits and losses from the Partnership. Generally, the General Partner is entitled to a 10% non-cumulative annual return on its capital contributions from the cash income of the Partnership (after payment of a like amount to the limited partners). At such time as the limited partners have received cash distributions form all sources equal to their original capital contributions, cash flow will be distributed 52% to limited partners and 48% to the General Partner. In no event, however, will any portion of the Partnership's income, gain, loss, deduction or credit allocated to the General Partner be less than 1%.

Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management
           ---------------------------------------------------------------------

The following provides details regarding owners of more than 5% of the total outstanding limited partnership Units as of February 28, 2001.

          ORIG, LLC                                      2,389 Units (18.85%)
          10172 Linn Station Rd.
          Louisville, Kentucky 40223

ORIG, LLC is a Kentucky limited liability  company,  the members of which are J.
D. Nichols (1%), Barbara M. Nichols (J.D. Nichols' wife) (74%) and Brian F. Lavin (25%). J.D. Nichols and Brian F. Lavin are the Chairman and President, respectively, of NTS Capital Corporation, a general partner of NTS Properties Associates, the General Partner of the Partnership.

The General Partner is NTS-Properties Associates, a Georgia limited partnership, 10172 Linn Station Road, Louisville, Kentucky 40223. The partners of the General Partner and their total respective interests in NTS- Properties Associates are as follows:

          J. D. Nichols                                      86.07%
          10172 Linn Station Road
          Louisville, Kentucky 40223

          L. C. Aroh                                          8.64%
          10904 Old Bridge Place
          Louisville, Kentucky 40223

          Gary D. Adams                                       1.26%
          3300 University Boulevard, Suite 150
          Winter Park, Florida 32792

          A. Toni Rizzo                                       1.26%
          515 Willowhurst Place
          Louisville, Kentucky 40223

Item 12.  Security  Ownership  of  Certain  Beneficial  Owners  and Management -
          ----------------------------------------------------------------
          Continued
          ---------

          NTS Capital Corporation                             2.67%
          10172 Linn Station Road
          Louisville, Kentucky 40223

          Alliance Realty Corporation                         0.10%
          500 North Broadway
          St. Louis, Missouri 63102

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that certain persons, including persons who own more than ten percent of the Partnership's limited partnership interests, file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), with the U.S. Securities and Exchange Commission (the "SEC"). The SEC requires that these persons furnish the Partnership with copies of all forms filed with the SEC.

To the Partnership's knowledge, based solely on its review of the copies for the forms received by it, or written representations from certain reporting persons that no additional forms were required for those persons, the Partnership believes that ORIG, LLC was late in filing one Form 4 relating to one purchase of the Partnership's limited partnership interests in connection with a tender offer made during 2000.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

Pursuant to an agreement with the Partnership, NTS Development Company, an affiliate of the General Partner of the Partnership, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross revenues from the Partnership's properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of cost incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

The Partnership was charged the following amounts from NTS Development Company for the twelve months ended December 31, 2000, 1999 and 1998. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

          ----------------------------------------------------------

                                                          Twelve Months Ended
                                                              December 31,
                                                              ------------

                                                      2000        1999        1998
                                                      ----        ----        ----

      Property management fees                      $169,549    $157,290    $186,416
                                                    --------    --------    --------
      Property management                            204,586     252,627     230,315
      Leasing                                        133,598     194,184     120,431
      Administrative - operating                      29,700      29,988      29,822
      Other - operating                                9,242       3,000      31,770
                                                    --------    --------    --------
           Total operating expenses - affiliated     377,126     479,799     412,338
                                                    --------    --------    --------
      Professional and administrative expenses -
        affiliated                                   122,258     104,227     133,297
                                                    --------    --------    --------

      Repairs and maintenance fee                     34,762     141,626      80,897
      Leasing commissions                             75,124      68,324      48,864
      Loan costs                                        --          --         3,240
      Construction management                          2,912       5,679      24,400
                                                    --------    --------    --------
           Total related party transactions
              capitalized                            112,798     215,629     157,401
                                                    --------    --------    --------
      Total related party transactions              $781,731    $956,945    $889,452
                                                    ========    ========    ========

During 2000, NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot. The Partnership received approximately $295,000 in rental payments from NTS Development Company during 2000, 1999 and 1998.

Effective November 19, 1999, the NTS Development Company lease at NTS Center was extended for two years to March 2004, at a rental rate of $14.50 per square foot for 20,368 square feet. Leasing arrangements contemplated allowances for certain tenant finishes. Expenses related to such tenant finishes were capitalized within the line item land, buildings and amenities in the accompanying balance sheets. Such capital expenditures were approximately $235,000 and $225,000 as of and for the years ended December 31, 2000 and 1999, respectively.

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

                                     PART IV
                                     -------

Item 14.  Exhibits, Consolidated  Financial Statement Schedules, and Reports on
          ---------------------------------------------------------------------
          Form 8-K
          --------

1.        Consolidated Financial Statements
          ---------------------------------

          The financial statements for the years ended December 31, 2000, 1999 and 1998 along with the report from Arthur Andersen LLP dated March 9, 2001, appear in Part II, Item 8. The following schedules should be read in conjunction with those consolidated financial statements.

2.        Consolidated Financial Statement Schedules
          ------------------------------------------

          Schedules                                                 Page No.
          ---------                                                 --------

          III-Real Estate and Accumulated Depreciation               40-41

          All other schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

3.        Exhibits
          --------

          Exhibit No.                                               Page No.
          -----------                                               --------
          3.       Amended and Restated Agreement and Certificate      *
                     of Limited Partnership of NTS-Properties III

          10.      Management Agreement between NTS Development        *
                     Company and NTS-Properties III

          * Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on June 25, 1982 (effective October 13, 1982) under Commission File No. 2-78152.

4.        Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the three months ended December 31, 2000.

                               NTS-PROPERTIES III
                               ------------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

                             AS OF DECEMBER 31, 2000
                             -----------------------


                                                                               Peachtree
                                                    NTS        Plainview       Corporate
                                                  Center        Center          Center          Total
                                                  ------        ------          ------          -----

Encumbrances                                        (A)            (B)

Initial cost to Partnership:
  Land                                         $ 1,379,172    $ 1,217,886    $ 1,408,375    $ 4,005,433
  Buildings and improvements                     4,963,604      4,512,172      6,231,114     15,706,890

Cost capitalized subsequent to acquisition:
    Improvements                                 3,443,943      2,097,206      2,568,888      8,110,037
    Carrying costs                                    --             --             --             --

Gross amount at which carried
  December 31, 2000 (C):
    Land                                       $ 1,765,889    $ 1,391,193    $ 1,678,133    $ 4,835,215
    Buildings, improvements and amenities        8,020,830      6,436,071      8,530,244     22,987,145
                                               -----------    -----------    -----------    -----------
     Total (E)                                 $ 9,786,719    $ 7,827,264    $10,208,377    $27,822,360
                                               ===========    ===========    ===========    ===========

Accumulated depreciation                       $ 5,790,167    $ 3,763,208    $ 7,283,463    $16,836,838
                                               ===========    ===========    ===========    ===========

Date of construction                               N/A            N/A            N/A

Date acquired                                     01/83          02/83          01/83

Life at which depreciation in latest
  income statement is computed                     (D)            (D)            (D)

(A)  First mortgage held by an insurance company.
(B)  First mortgage held by a bank.
(C)  Aggregate cost of real estate for tax purposes is $27,617,578.
(D) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 6-30 years for land improvements, 5-30 years for buildings and improvements, 3-27 years for amenities and the applicable lease term for tenant improvements.
(E) Reconciliation, net of accumulated depreciation to consolidated financial statements:


      Total gross cost at December 31, 2000                      $  27,822,360
        Additions to Partnership for computer hardware
         and software in 1998 and 1999
          (no additions in 2000)                                        20,931
                                                                 --------------
      Balance at December 31, 2000                                  27,843,291

      Less accumulated depreciation - per above                    (16,836,838)
      Less accumulated depreciation for Partnership
        computer hardware and software                                  (6,280)
                                                                 --------------
      Land, buildings and amenities, net at December 31, 2000    $  11,000,173
                                                                 ==============

                               NTS-PROPERTIES III,
                               -------------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------


                                          Real               Accumulated
                                         Estate             Depreciation
                                         ------             ------------

Balances at December 31, 1997         $ 25,355,586          $ 15,526,624

Additions during period:
  Improvements                           1,418,950                  --
  Depreciation (a)                            --                 980,469

Deductions during period:
  Retirements                             (433,336)             (385,227)
                                      -------------         -------------
Balances at December 31, 1998           26,341,200            16,121,866

Additions during period:
  Improvements                           2,461,264                  --
  Depreciation (a)                            --               1,031,295

Deductions during period:
  Retirements                           (1,605,527)           (1,273,193)
                                      -------------         -------------
Balances at December 31, 1999           27,196,937            15,879,968

Additions during period:
  Improvements                             903,810                  --
  Depreciation (a)                            --               1,209,376

Deductions during period:
  Retirements                             (257,456)             (246,226)
                                      -------------         -------------
Balances at December 31, 2000         $ 27,843,291          $ 16,843,118
                                      =============         =============

(a)  The additions  charged to  accumulated  depreciation  on this schedule will differ from the depreciation and amortization on the Consolidated Statements of Cash Flows due to the amortization of loan costs and capitalized leasing costs.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              NTS-PROPERTIES III
                                     -------------------------------------------
                                                (Registrant)

                                     BY:      NTS-Properties Associates,
                                              General Partner,
                                              BY:      NTS Capital Corporation,
                                                       General Partner

                                     /s/ Gregory A. Wells
                                     -------------------------------------------
                                     Gregory A. Wells
                                     Senior Vice President and
                                     Chief Financial Officer of
                                     NTS Capital Corporation


Date: April 2, 2001

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

       Signature                                        Title
       ---------                                        -----

/s/ J. D. Nichols
-------------------------
J. D. Nichols                       General Partner of NTS-Properties Associates
                                    and Chairman of the Board and Sole Director
                                    of NTS Capital Corporation


/s/ Brian F. Lavin
-------------------------
Brian F. Lavin                      President and Chief Operating Officer of
                                    NTS Capital Corporation


/s/ Gregory A. Wells
-------------------------
Gregory A. Wells                    Senior Vice President and Chief Financial
                                    Officer of NTS Capital Corporation

The Partnership is a limited partnership and no proxy material has been sent to the limited partners. The Partnership will deliver to the limited partners an annual report containing the Partnership's consolidated financial statements and a message from the General Partner.