Form 10-Q
period 2001-03-31
NTS PROPERTIES III
filed 2001-05-11
CIK 703667

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 2001
                              --------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number                       0-11176
                       ---------------------------------------------------------

                               NTS-PROPERTIES III
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Georgia                                        61-1017240
-------------------------------                 --------------------------------
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                Identification No.)

  10172 Linn Station Road
    Louisville, Kentucky                                    40223
-------------------------------                 --------------------------------
(Address of principal executive offices)                  (Zip Code)

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

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

                                                                           Pages
                                                                           -----

Item 1.      Financial Statements

             Balance Sheets as of March 31, 2001 and December 31, 2000     3

             Statement of Partners' Equity as of March 31, 2001            3

             Statements of Operations for the Three Months Ended
                      March 31, 2001 and 2000                              4

             Statements of Cash Flows for the Three Months Ended
                      March 31, 2001 and 2000                              5

             Notes to Financial Statements                                 6-9

Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  10-14

Item 3.      Quantitative and Qualitative Disclosures About Market Risk    15

                                     PART II
                                     -------

Item 1.      Legal Proceedings                                             16

Item 2.      Changes in Securities                                         16

Item 3.      Defaults Upon Senior Securities                               16

Item 4.      Submission of Matters to a Vote of Security Holders           16

Item 5.      Othcer Information                                            16

Item 6.      Exhibits and Reports on Form 8-K                              16

Signatures                                                                 17

PART I.     FINANCIAL INFORMATION
            ---------------------
Item 1.     Financial Statements
            --------------------


                                                         NTS-PROPERTIES III
                                                         ------------------
                                                           BALANCE SHEETS
                                                           --------------


                                                                                As of                   As of
                                                                            March 31, 2001        December 31, 2000*
                                                                        ----------------------  ----------------------
                                                                             (UNAUDITED)
ASSETS
------
Cash and equivalents                                                   $               367,097 $                45,164
Cash and equivalents - restricted                                                       25,872                   4,923
Accounts receivable, net of allowance for doubtful
   accounts of $0 at March 31, 2001 and December 31, 2000                              541,582                 417,500
Land, buildings and amenities, net                                                  10,892,093              11,000,173
Other assets                                                                           461,830                 480,521
                                                                        ----------------------  ----------------------

     TOTAL ASSETS                                                      $            12,288,474 $            11,948,281
                                                                        ======================  ======================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages payable                                                      $             8,903,004 $             8,716,153
Accounts payable                                                                       137,654                 228,959
Security deposits                                                                      132,624                 136,837
Other liabilities                                                                      107,154                  21,029
                                                                        ----------------------  ----------------------

     TOTAL LIABILITIES                                                               9,280,436               9,102,978

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' EQUITY                                                                     3,008,038               2,845,303
                                                                        ----------------------  ----------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                 $            12,288,474 $            11,948,281
                                                                        ======================  ======================



                                         STATEMENT OF PARTNERS' EQUITY / (DEFICIT)
                                         -----------------------------------------

                                                           Limited                General
                                                           Partners               Partner                 Total
                                                     --------------------   --------------------   --------------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Initial equity                                      $          15,600,000  $           8,039,710  $          23,639,710
Adjustment to historical basis                                         --             (5,455,030)            (5,455,030)
                                                     --------------------   --------------------   --------------------

     EQUITY                                         $          15,600,000  $           2,584,680  $          18,184,680

Net loss - prior years                                           (474,628)            (2,639,679)            (3,114,307)
Net income (loss) - current year                                  178,158                (15,424)               162,734
Cash distributions declared to date                           (11,349,844)              (206,985)           (11,556,829)
Repurchase of limited partnership Units                          (668,240)                    --               (668,240)
                                                     --------------------   --------------------   --------------------

BALANCES AT MARCH 31, 2001                          $           3,285,446  $            (277,408) $           3,008,038
                                                     ====================   ====================   ====================



* Reference is made to the audited financial statements in the Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001.

The accompanying notes to financial statements are an integral part of these statements.


                                                         NTS-PROPERTIES III
                                                         ------------------
                                                      STATEMENTS OF OPERATIONS
                                                      ------------------------
                                                             (UNAUDITED)
                                                             -----------


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                      ---------------------------------------------------
                                                                                2001                       2000
                                                                      -------------------------  ------------------------
REVENUES
--------
Rental income                                                        $                  874,123 $                 785,246
Rental income - affiliated                                                               73,834                    73,834
Interest and other income                                                               159,134                     2,215
                                                                      -------------------------  ------------------------

     TOTAL REVENUES                                                                   1,107,091                   861,295
                                                                      -------------------------  ------------------------

EXPENSES
--------
Operating expenses                                                                      213,857                   216,838
Operating expenses - affiliated                                                          98,073                    83,163
Loss on disposal of assets                                                                   --                       105
Interest expense                                                                        168,146                   148,640
Management fees                                                                          45,468                    41,844
Real estate taxes                                                                        54,273                    53,220
Professional and administrative expenses                                                 16,294                    20,079
Professional and administrative expenses - affiliated                                    30,045                    27,476
Depreciation and amortization                                                           318,201                   307,179
                                                                      -------------------------  ------------------------

     TOTAL EXPENSES                                                                     944,357                   898,544
                                                                      -------------------------  ------------------------

Net income (loss)                                                    $                  162,734 $                 (37,249)
                                                                      =========================  ========================

Net income (loss) allocated to the limited partners                  $                  178,158 $                 (19,301)
                                                                      =========================  ========================

Net income (loss) per limited partnership Unit                       $                    14.06 $                  (1.51)
                                                                      =========================  ========================

Weighted average number of limited partnership Units                                     12,670                    12,770
                                                                      =========================  ========================



The accompanying notes to financial statements are an integral part of these statements.


                                                         NTS-PROPERTIES III
                                                         ------------------
                                                      STATEMENTS OF CASH FLOWS
                                                      ------------------------
                                                             (UNAUDITED)
                                                             -----------


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                    ---------------------------------------
                                                                                           2001                 2000
                                                                                    -------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income (loss)                                                                  $            162,734 $           (37,249)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Provision for doubtful accounts                                                               3,508                 745
    Write-off of uncollectible accounts receivable                                               (3,508)                 --
    Loss on disposal of assets                                                                       --                 105
    Depreciation and amortization                                                               347,295             328,662
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                                         (20,949)            (14,769)
      Accounts receivable                                                                      (124,082)            102,941
      Other assets                                                                              (15,730)            (41,167)
      Accounts payable                                                                          (91,305)           (604,915)
      Security deposits                                                                          (4,213)               (842)
      Other liabilities                                                                          86,125              64,526
                                                                                    -------------------  ------------------

     Net cash provided by operating activities                                                  339,875            (201,963)
                                                                                    -------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                                                     (204,793)            (87,109)
                                                                                    -------------------  ------------------

     Net cash used in investing activities                                                     (204,793)            (87,109)
                                                                                    -------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Increase in mortgages payable                                                                   280,718             353,766
Principal payments on mortgages payable                                                         (93,867)            (59,626)
                                                                                    -------------------  ------------------

     Net cash provided by financing activities                                                  186,851             294,140
                                                                                    -------------------  ------------------

     Net increase in cash and equivalents                                                       321,933               5,068

CASH AND EQUIVALENTS, beginning of period                                                        45,164             104,532
                                                                                    -------------------  ------------------

CASH AND EQUIVALENTS, end of period                                                $            367,097 $           109,600
                                                                                    ===================  ==================

Interest paid on a cash basis                                                      $            161,773 $           146,060
                                                                                    ===================  ==================



The accompanying notes to financial statements are an integral part of these statements.

                               NTS-PROPERTIES III
                               ------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The unaudited financial statements included herein should be read in conjunction with NTS-Properties III's (the "Partnership") 2000 Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 2001 and 2000.

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

4.        Reclassification of 2000 Financial Statements
          ---------------------------------------------

          Certain reclassifications have been made to the March 31, 2000 financial statements to conform to the March 31, 2001 classifications. These reclassifications have no effect on previously reported operations.

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

          Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the periods ended March 31, 2001 and 2000 did not result in an impairment loss.

7.        Mortgages Payable
          -----------------

          Mortgages payable consist of the following:


                                                                March 31, 2001            December 31, 2000
                                                           -------------------------   ------------------------

          Mortgage payable to an insurance company
          bearing interest at 6.89%, due April
          10, 2015, secured by land
          and buildings.                                  $                6,118,981  $               6,182,848


          Mortgage payable to a bank bearing a variable
          interest rate of Prime -0.25%, due March 1, 2002,
          secured by land and a building. The current rate
          at March 31, 2001 is 8.25%.                                      2,784,023                  2,533,305
                                                           -------------------------   ------------------------

                                                          $                8,903,004  $               8,716,153
                                                           =========================   ========================



          Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $8,666,000.

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

          The Partnership was charged the following amounts from NTS Development Company for the three months ended March 31, 2001 and 2000. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

          --------------------------------------


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                     ---------------------------------------------
                                                                             2001                     2000
                                                                     --------------------      -------------------
Property management fees                                          $                45,468   $               41,844
                                                                     --------------------      -------------------

Property management                                                                70,913                   49,008
Leasing                                                                            18,235                   25,979
Administrative - operating                                                          7,425                    7,425
Other                                                                               1,500                      751
                                                                     --------------------      -------------------

     Total operating expenses - affiliated                                         98,073                   83,163
                                                                     --------------------      -------------------

Professional and administrative expenses - affiliated                              30,045                   27,476
                                                                     --------------------      -------------------

Repairs and maintenance fee                                                         9,506                    6,679
Leasing commissions                                                                 5,701                   21,548
                                                                     --------------------      -------------------

     Total related party transactions capitalized                                  15,207                   28,227
                                                                     --------------------      -------------------

Total related party transactions                                  $               188,793   $              180,710
                                                                     ====================      ===================



          During the three months ended March 31, 2001 and 2000, NTS Development Company leased 20,368 square feet in NTS Center at a rental rate $14.50 per square foot. The Partnership received $73,800 in rental payments from NTS Development Company during the three months ended March 31, 2001 and 2000. The lease term for NTS Development Company ends on March 31, 2004.

9.        Commitments and Contingencies
          -----------------------------

          The Partnership, as an owner of real estate, is subject to various environmental laws of federal, state and local governments. Compliance by the Partnership with existing laws has not had a material effect on the Partnership's financial condition and results of operations. However, the Partnership cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

          The Partnership does not believe there is any litigation threatened against the Partnership other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on the consolidated financial statements of the Partnership.

          -----------------------------------------

          One tenant at Plainview Center occupied approximately 65% of the building. During the third quarter of 1997, the Partnership received notice that the tenant would vacate the property at the end of the lease term, August 1998. A 30-day renewal extension was negotiated (through September 30, 1998) with the tenant for approximately 63,000 leased square feet. A renewal for approximately 11,000 square feet of the original 63,000 square feet was also negotiated through March 31, 1999. Costs associated with this renewal were not significant. As a result of this tenant vacating the remainder of their space on March 31, 1999, there has been and will likely continue to be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be $368,000, will likely be needed for leasing expenses; especially those needed to refinish space for new tenants.

10.       Segment Reporting
          -----------------

          The Partnership's reportable operating segments include only one segment - Commercial Real Estate Operations.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. A discussion of certain market risks also follows. The MD&A should be read in conjunction with the Financial Statements in
Item 1 and the Cautionary Statements below.

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

Any forward-looking statements included in the MD&A, or elsewhere in this report, which reflect management's best judgement, based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

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

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of March 31 were as follows:


                                                                                        Three Months Ended March 31,
                                                                            -----------------------------------------------------
                                                                                    2001(1)                        2000
                                                                            -----------------------       -----------------------
NTS Center (2)                                                                        93%                          100%
Plainview Center (3)                                                                  70%                           48%
Peachtree Corporate Center (2)                                                        82%                           83%



(1) Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without additional financing.
(2) In the opinion of the General Partner of the Partnership, the decrease in period-ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(3) The current occupancy level is the result of one tenant vacating 52,000 square feet on September 30, 1998 and 11,000 square feet on March 31, 1999. In the opinion of the General Partner of the Partnership, the period-ending occupancy level is only a temporary situation and does not represent a permanent downward occupancy trend. During the third quarter of 2000, a current tenant signed a lease expanding their space by approximately 19,000 square feet. The expansion took place on November 15, 2000 and increased the occupancy at Plainview Center to 67%.

The average occupancy levels at the Partnership's properties during the three months ended March 31 were as follows:



                                                                                        Three Months Ended March 31,
                                                                            -----------------------------------------------------
                                                                                     2001                          2000
                                                                            -----------------------       -----------------------
NTS Center (1)                                                                        93%                          100%
Plainview Center                                                                      69%                           48%
Peachtree Corporate Center                                                            83%                           81%



(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The rental and other income generated by the Partnership's properties for the three months ended March 31, 2001 and 2000 were as follows:



                                                                                      Three Months Ended March 31,
                                                                          ----------------------------------------------------
                                                                                   2001                         2000
                                                                          -----------------------      -----------------------
NTS Center                                                              $                 341,859    $                 379,051
Plainview Center                                                        $                 291,819    $                 171,873
Peachtree Corporate Center                                              $                 316,312    $                 311,218


---------------------------------

The following is an analysis of material changes in results of operations for the periods ending March 31, 2001 and 2000. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Rental income increased approximately $89,000, or 11%, for the three months ended March 31, 2001, as compared to the same period in 2000, primarily as a result of increased average occupancy at Plainview Center.

Period-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are more representative of the entire period's results.

In cases of tenants who cease making rental payments or abandon the premises in breach of the lease terms, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. There have been no funds recovered as a result of these actions during the three months ended March 31, 2001 and 2000. As of March 31, 2001, no action is being taken against any tenants to collect funds through the remedies discussed above.

Other income increased approximately $156,000 for the three months ended March 31, 2001, as a result of a one time settlement of certain claims in favor of the Partnership.

Operating expenses - affiliated increased approximately $15,000, or 18%, for the three months ended March 31, 2001, as compared to the same period in 2000. The increase is due primarily to increased employee costs at Peachtree Corporate Center. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Interest expense increased approximately $19,500, or 13%, for the three months ended March 31, 2001, as compared to the same period in 2000, as a result of the mortgage payable for $2,000,000 secured by Plainview Center in March 1999 which was increased to $3,500,000 in May 2000. The note bears interest at Prime -0.25%. The increase in interest expense is partially offset by principal payments made on the Partnership's mortgage secured by NTS Center.

Professional and administrative expenses decreased approximately $3,800, or 19%, for the three months ended March 31, 2001, as compared to the same period in 2000. The decrease is primarily a result of decreased processing fees.

Professional and administrative expenses - affiliated increased approximately $2,600, or 9%, for the three months ended March 31, 2001, as compared to the same period in 2000, as a result of changes in accounting personnel. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

---------------------------------

Depreciation and amortization increased approximately $11,000, or 4%, for the three months ended March 31, 2001, respectively, as compared to the same period in 2000, as a result of assets being placed in service. Assets placed in service are tenant improvements and building and land improvements at all the Partnership's properties. The increase in depreciation and amortization expense is partially offset by a portion of the Partnership's assets (primarily tenant finish improvements) becoming fully depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 6-30 years for land improvements, 5-30 years for buildings and improvements, 3-27 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of the Partnership's properties for federal tax purposes is approximately $27,617,578.

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

Cash flows provided by (used in):


                                                                                     Three Months Ended March 31,
                                                                        ------------------------------------------------------
                                                                                  2001                          2000
                                                                        ------------------------      ------------------------
Operating activities                                                  $                  339,875    $                 (201,963)
Investing activities                                                                    (204,793)                      (87,109)
Financing activities                                                                     186,851                       294,140
                                                                        ------------------------      ------------------------

     Net increase in cash and equivalents                             $                  321,933    $                    5,068
                                                                        ========================      ========================



Net cash provided by operating activities increased approximately $542,000 for the three months ended March 31, 2001, as compared to the same period in 2000. This increase was primarily driven by a reduction in accounts payable prior to March 31, 2000 and higher income before depreciation.

Net cash used in investing activities increased approximately $118,000 for the three months ended March 31, 2001, as compared to the same period in 2000. The increase is a result of increased capital expenditures.

Net cash provided by financing activities decreased approximately $107,000 for the three months ended March 31, 2001, as compared to the same period in 2000. The decrease is the result of a decrease in funds drawn on the mortgage loan obtained March 2, 1999, due to a decrease in renovations and tenant finish activity.

The Partnership indefinitely suspended distributions starting December 31, 1996, as a result of the anticipated decrease in occupancy at Plainview Center. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet) as of March 31, 2001 were $367,097.

In the next 12 months, the General Partner expects the demand on future liquidity to increase as a result of future leasing activity at Plainview Center, roof replacements at Peachtree Corporate Center and tenant improvements at NTS Center. There has been and will likely continue to be a protracted period for Plainview Center to become fully leased again and substantial funds, currently estimated to be $368,000, will likely be needed for leasing expenses; especially those needed to refinish space for new tenants.

-----------------------------------------------------------

Due to the fact that no distributions were made during the three months ended March 31, 2001 or 2000, the table which presents that portion of the distribution that represents a return of capital on a GAAP basis has been omitted.

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's properties. At Peachtree Corporate Center in Norcross, Georgia, the Partnership has an off-site leasing agent who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff. The leasing and renewal negotiations for NTS Center and Plainview Center are handled by leasing agents, who are employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as both commercial properties. NTS Development Company's marketing staff, located in Louisville, Kentucky, also coordinates all advertising for the Louisville properties.

Leases at all the Partnership's properties provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. These lease provisions should protect the Partnership's operations from the impact of inflation and changing prices.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate with the exception of the $3,500,000 mortgage payable, which the Partnership obtained on May 9, 2000. At March 31, 2001, a hypothetical 100 basis point increase in interest rates would increase interest expense on the variable rate mortgage by approximately $28,000 per year and decrease the fair value of the debt approximately $333,000.

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

Item 2.           Changes in Securities
                  ---------------------
                  Not applicable.

Item 3.           Defaults Upon Senior Securities
                  -------------------------------
                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  Not applicable.

Item 5.           Other Information
                  -----------------
                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------
                  a)       Reports on Form 8-K:

                           Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 NTS-PROPERTIES III
                                 -----------------------------------------------
                                                  (Registrant)

                                 BY:      NTS-Properties Associates,
                                          General Partner,
                                          BY:     NTS Capital Corporation,
                                                  General Partner



                                 /s/ Gregory A. Wells
                                 -----------------------------------------------
                                 Gregory A. Wells
                                 Senior Vice President and
                                 Chief Financial Officer of
                                 NTS Capital Corporation


Date: May 11, 2001