Form 10-Q
period 2001-06-30
NTS PROPERTIES III
filed 2001-08-10
CIK 703667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-11176

NTS-PROPERTIES III

Incorporated pursuant to the Laws of the State of Georgia

Internal Revenue Service - Employer Identification No. 61-1017240

10172 Linn Station Road, Louisville, Kentucky 40223

(502) 426-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.               Yes |X|      No |   |

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2001 and December 31, 2000	3

	Statement of Partners' Equity as of June 30, 2001	3

	Statements of Operations for the Three Months and
	Six Months Ended June 30, 2001 and 2000	4

	Statements of Cash Flows for the Six Months Ended
	June 30, 2001 and 2000	5

	Notes to Financial Statements	6-10

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

PART II

Item 1.	Legal Proceedings	18

Item 2.	Changes in Securities	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8-K	18

Signatures		19

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES III
BALANCE SHEETS

                                                                  As of               As of
                                                                June 30,          December 31,
                                                                  2001                2000*
                                                            -----------------   -----------------
                                                               (UNAUDITED)
ASSETS
------
Cash and equivalents                                       $          703,399  $           45,164
Cash and equivalents - restricted                                      71,821               4,923
Accounts receivable, net of allowance for doubtful
  accounts of  $14,063 at June 30, 2001 and $0 at
  December 31, 2000                                                   444,780             417,500
Land, buildings and amenities, net                                 10,712,210          11,000,173
Other assets                                                          458,143             480,521
                                                            -----------------   -----------------

     TOTAL ASSETS                                          $       12,390,353  $       11,948,281
                                                            =================   =================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages payable                                          $        8,990,258  $        8,716,153
Accounts payable                                                      131,038             228,959
Security deposits                                                     142,122             136,837
Other liabilities                                                     145,013              21,029
                                                            -----------------   -----------------

     TOTAL LIABILITIES                                              9,408,431           9,102,978

COMMITMENTS AND CONTINGENCIES (Note 11)

PARTNERS' EQUITY                                                    2,981,922           2,845,303
                                                            -----------------   -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                     $       12,390,353  $       11,948,281
                                                            =================   =================

STATEMENT OF PARTNERS’ EQUITY

                                                Limited             General
                                                Partners            Partner              Total
                                           ------------------  ------------------  -----------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Initial equity                            $        15,600,000 $         8,039,710 $       23,639,710
Adjustment to historical basis                             --          (5,455,030)        (5,455,030)
                                           ------------------  ------------------  -----------------

     EQUITY                               $        15,600,000 $         2,584,680 $       18,184,680

Net loss - prior years                               (474,628)         (2,639,679)        (3,114,307)
Net income (loss) - current year                      169,354             (32,736)           136,618
Cash distributions declared to date               (11,349,844)           (206,985)       (11,556,829)
Repurchase of limited partnership Units              (668,240)                 --           (668,240)
                                           ------------------  ------------------  -----------------

BALANCES AT JUNE 30, 2001                 $         3,276,642 $          (294,720)$        2,981,922
                                           ==================  ==================  =================

*     Reference is made to the audited financial statements in the Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001.

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                               Three Months Ended                Six Months Ended
                                                    June 30,                         June 30,
                                         -------------------------------  -------------------------------
                                              2001             2000            2001            2000
                                         --------------   --------------  --------------  ---------------
REVENUES
--------
Rental income                           $       904,760  $       774,199 $     1,778,882 $      1,559,445
Rental income - affiliated                       73,834           73,834         147,668          147,668
Interest and other income                         5,432            6,066         164,567            8,280
                                         --------------   --------------  --------------  ---------------

     TOTAL REVENUES                             984,026          854,099       2,091,117        1,715,393
                                         --------------   --------------  --------------  ---------------

EXPENSES
--------
Operating expenses                              245,307          253,571         459,162          470,245
Operating expenses - affiliated                 114,352           88,736         212,426          171,899
Loss on disposal of assets                           --               --              --              268
Interest expense                                156,330          156,348         324,476          304,988
Management fees                                  53,755           43,192          99,223           85,036
Real estate taxes                                54,273           53,220         108,546          106,440
Professional and administrative
  expenses                                       27,494           19,631          43,789           39,711
Professional and administrative
  expenses -  affiliated                         32,481           34,091          62,526           61,567
Depreciation and amortization                   326,150          310,350         644,351          617,528
                                         --------------   --------------  --------------  ---------------

     TOTAL EXPENSES                           1,010,142          959,139       1,954,499        1,857,682
                                         --------------   --------------  --------------  ---------------

Net income (loss)                       $       (26,116) $      (105,040)$       136,618 $       (142,289)
                                         ==============   ==============  ==============  ===============

Net income (loss) allocated to the
  limited partners                      $        (8,804) $       (86,419)$       169,354 $       (105,720)
                                         ==============   ==============  ==============  ===============

Net income (loss) per limited
  partnership Unit                      $        (0.69)  $        (6.77) $         13.37 $         (8.28)
                                         ==============   ==============  ==============  ===============

Weighted average number of limited
  partnership Units                              12,670           12,770          12,670           12,770
                                         ==============   ==============  ==============  ===============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     Six Months Ended
                                                                         June 30,
                                                           -------------------------------------
                                                                 2001                2000
                                                           -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income (loss)                                         $          136,618 $          (142,289)
Adjustments to reconcile net income (loss) to net cash
  provided  by operating activities:
    Provision for doubtful accounts                                   17,571               4,605
    Write-off of uncollectible accounts receivable                    (3,508)                 --
    Loss on disposal of assets                                            --                 268
    Depreciation and amortization                                    701,116             668,738
    Changes in assets and liabilities:
      Cash and equivalents - restricted                              (66,898)            (29,538)
      Accounts receivable                                            (41,343)            101,417
      Other assets                                                   (45,044)            (37,727)
      Accounts payable                                               (97,921)           (747,727)
      Security deposits                                                5,285             (12,056)
      Other liabilities                                              123,984             117,601
                                                           -----------------  ------------------

     Net cash provided by (used in) operating activities             729,860             (76,708)
                                                           -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                          (345,730)           (238,343)
                                                           -----------------  ------------------

     Net cash used in investing activities                          (345,730)           (238,343)
                                                           -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Increase in mortgages payable                                        462,945             568,020
Principal payments on mortgages payable                             (188,840)           (150,285)
Increase in loan costs                                                    --             (10,635)
                                                           -----------------  ------------------

     Net cash provided by financing activities                       274,105             407,100
                                                           -----------------  ------------------

     Net increase in cash and equivalents                            658,235              92,049

CASH AND EQUIVALENTS, beginning of period                             45,164             104,532
                                                           -----------------  ------------------

CASH AND EQUIVALENTS, end of period                       $          703,399 $           196,581
                                                           =================  ==================

Interest paid on a cash basis                             $          320,714 $           299,553
                                                           =================  ==================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
NOTES TO FINANCIAL STATEMENTS

The unaudited financial statements included herein should be read in conjunction with NTS-Properties III’s (the “Partnership”) 2000 Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 2001 and 2000.

Note 1 - Changes to the Names of Properties Held by the Partnership

In the second quarter of 1999, Plainview Plaza II was renamed NTS Center and Plainview Triad North was renamed Plainview Center.

Note 2 - Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - Concentration of Credit Risk

NTS-Properties III is a limited partnership, which owns and operates commercial rental properties in Norcross, Georgia, a suburb of Atlanta, and Jeffersontown, Kentucky, a suburb of Louisville. One tenant in NTS Center occupies 46% of the office building’s net rentable area.

The Partnership’s financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. The Partnership maintains its cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. The Partnership may at times, in certain accounts, have deposits in excess of $100,000.

Note 4 - Reclassification of 2000 Financial Statements

Certain reclassifications have been made to the June 30, 2000 financial statements to conform to the June 30, 2001 classifications. These reclassifications have no effect on previously reported operations.

Note 5 - Cash and Equivalents

The Partnership has a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities on a nightly basis. As of June 30, 2001, approximately $602,000 was transferred into the investment.

Note 6 - Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds which have been escrowed with a mortgage company for NTS Center’s property taxes in accordance with the loan agreement and funds reserved by the Partnership for the purchase of limited partnership Units through the tender offer. See Note 8 - Tender Offer for information regarding the tender offer.

Note 7 - Basis of Property and Depreciation

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

Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Application of this standard by management during the periods ended June 30, 2001 did not result in an impairment loss.

Note 8 - Tender Offer

On June 25, 2001, the Partnership and ORIG, LLC, an affiliate of the Partnership (the “Offerors”) commenced a tender offer for up to 200 of the Partnership’s interests at a price of $250 per interest. Under the tender offer, the Partnership will purchase the first 100 interests tendered and will fund its purchase and its portion of the expenses of the offer from its cash reserves. If more than 100 interests are tendered, ORIG will purchase up to an additional 100 interests. If more than 200 interests are tendered, the Offerors may purchase all of the interests tendered, or may purchase interests on a pro rata basis. The total costs of the tender offer were expected to be $60,000, consisting of $50,000 to purchase 200 interests and $10,000 for expenses. The Partnership anticipated that its share of these costs will be $30,000. Limited partnership interests acquired by the Partnership in the offer will be retired. Interests acquired by ORIG will be held by it. The tender offer will expire on September 25, 2001, unless extended.

On July 18, 2001, a third party unaffiliated with the Partnership or ORIG commenced a tender offer, at a price of $275 per interest, which expires on August 16, 2001. On July 23, 2001, the Partnership and ORIG amended their tender offer to increase the purchase price to $285 per interest. On July 30, 2001, the Partnership and ORIG sent an amended and restated offer to purchase, increasing the interests to be purchased from 200 to 2,000, to all the limited partners. The total costs of the tender offer are expected to increase to $585,000, consisting of $570,000 to purchase 2,000 interests and $15,000 for expenses. The Partnership expects to pay $28,500 to purchase 100 interests and approximately $750 for its proportionate share of expenses related to administering the offer, and expects to fund these payments with its cash reserves.

Note 9 - Mortgages Payable

Mortgages payable consist of the following:

                                                             June 30,          December 31,
                                                               2001                2000
                                                        ------------------  ------------------
Mortgage payable to an insurance company bearing
interest at 6.89%, due April 10, 2015, secured by land $         6,054,008 $         6,182,848
and buildings.

Mortgage payable to a bank bearing a variable interest
rate of Prime -0.25%, due March 1, 2002, secured by
land and a building.  The current rate at June 30, 2001          2,936,250           2,533,305
is 6.75%.
                                                        ------------------  ------------------

                                                       $         8,990,258 $         8,716,153
                                                        ==================  ==================

Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $8,759,000.

Note 10 - Related Party Transactions

Pursuant to an agreement with the Partnership, NTS Development Company, an affiliate of the General Partner of the Partnership, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross revenues from the Partnership’s properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

The Partnership was charged the following amounts from NTS Development Company for the six months ended June 30, 2001 and 2000. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                Six Months Ended June 30,
                                                         ---------------------------------------
                                                               2001                  2000
                                                         -----------------    ------------------

Property management fees                              $             99,223  $             85,036
                                                         -----------------    ------------------

Property management                                                131,199               100,190
Leasing                                                             63,061                50,600
Administrative - operating                                          14,970                14,850
Other                                                                3,196                 6,259
                                                         -----------------    ------------------

     Total operating expenses - affiliated                         212,426               171,899
                                                         -----------------    ------------------

Professional and administrative expenses - affiliated               62,526                61,567
                                                         -----------------    ------------------

Repairs and maintenance fee                                         16,787                14,547
Leasing commissions                                                 22,385                32,534
                                                         -----------------    ------------------

     Total related party transactions capitalized                   39,172                47,081
                                                         -----------------    ------------------

Total related party transactions                      $            413,347  $            365,583
                                                         =================    ==================

During the six months ended June 30, 2001 and 2000, NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot. The Partnership received approximately $147,668 in rental payments from NTS Development Company during the six months ended June 30, 2001 and 2000. The lease term for NTS Development Company ends on March 31, 2004.

Note 11 - Commitments and Contingencies

The Partnership, as an owner of real estate, is subject to various environmental laws of federal, state and local governments. Compliance by the Partnership with existing laws has not had a material effect on the Partnership’s financial condition and results of operations. However, the Partnership cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

The Partnership does not believe there is any litigation threatened against the Partnership other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on the consolidated financial statements of the Partnership.

Previously, one tenant at Plainview Center occupied approximately 65% of the building. During the third quarter of 1997, the Partnership received notice that this tenant would vacate the property at the end of the lease term, August 1998. A 30-day renewal extension was negotiated (through September 30, 1998) with the tenant for approximately 63,000 leased square feet. A renewal for approximately 11,000 square feet of the original 63,000 square feet was also negotiated through March 31, 1999. Costs associated with this renewal were not significant. As a result of this tenant vacating the remainder of their space on March 31, 1999, there has been and will likely continue to be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be $260,000, will likely be needed for leasing expenses; especially those needed to refinish space for new tenants.

As of June 30, 2001, the Partnership anticipates replacing roofs, exterior lighting and signage at Peachtree Corporate Center for a cost of approximately $256,000, $55,000 and $40,000, respectively.

Note 12 - Segment Reporting

The Partnership's reportable operating segments include only one segment - Commercial Real Estate Operations.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership’s properties. The second analyzes results of operations in a consolidated basis. The final sections address consolidated cash flows and financial condition. A discussion of certain market risks also follows. The MD&A should be read in conjunction with the Financial Statements in Item 1 and the Cautionary Statements below.

Cautionary Statements

Some of the statements included in this Item 2 may be considered to be “forward-looking statements” since such statements relate to matters which have not yet occurred. For example, phrases such as “the Partnership anticipates,” “believes” or “expects,” indicate that it is possible that the event anticipated, believed, or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in the MD&A, or elsewhere in this report, which reflect management’s best judgement, based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The Partnership’s liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following: the ability of the Partnership to achieve planned revenues; the ability of the Partnership to make payments due under its debt agreements; the ability of the Partnership to negotiate and maintain terms with vendors and service providers for operating expenses; competitive pressures from other real estate companies, including large commercial real estate companies, which may affect the nature and viability of the Partnership’s business strategy; trends in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by the Partnership; the ability of the Partnership to predict the demand for specific rental properties; the ability of the Partnership to attract and retain tenants; availability and costs of management and labor employed; real estate occupancy and development costs, including substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants; and the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

At Plainview Center, there has been and will likely continue to be a protracted period for the property to become fully leased again. Failure to lease the vacant space at Plainview Center may have an adverse effect on the Partnership’s operations. The extent of the impact on the Partnership is unknown at this time.

Results of Operations

The occupancy levels at the Partnership’s properties as of June 30, 2001 and 2000 were as follows:

                                                          Six Months Ended June 30,
                                                     ------------------------------------
                                                         2001(1)               2000
                                                     ---------------     ----------------
NTS Center                                                 94%                 92%
Plainview Center (2)                                       76%                 47%
Peachtree Corporate Center                                 83%                 79%
(1)	Current occupancy levels are considered adequate to continue the operation of the Partnership’s properties without additional financing.

(2)	The current occupancy level is the result of one tenant vacating 52,000 square feet on September 30, 1998 and 11,000 square feet on March 31, 1999. In the opinion of the General Partner of the Partnership, the period-ending occupancy level is only a temporary situation and does not represent a permanent downward occupancy trend. During the third quarter of 2000, a current tenant signed a lease expanding their space by approximately 19,000 square feet. The expansion took place on November 15, 2000 and increased the occupancy at Plainview Center to 67%.

The average occupancy levels at the Partnership’s properties during the three months and six months ended June 30, 2001 and 2000 were as follows:

                                        Three Months Ended June 30,               Six Months Ended June 30,
                                    ------------------------------------     ------------------------------------
                                         2001                 2000                2001                 2000
                                    ---------------     ----------------     ---------------     ----------------
NTS Center (1)                            94%                 96%                  93%                 98%
Plainview Center                          74%                 48%                  72%                 48%
Peachtree Corporate Center                84%                 79%                  83%                 80%
(1)	In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The rental and other income generated by the Partnership’s properties for the three months and six months ended June 30, 2001 and 2000 were as follows:

                                        Three Months Ended June 30,             Six Months Ended June 30,
                                     ----------------------------------    -----------------------------------
                                          2001               2000                2001               2000
                                     ---------------    ---------------    ----------------    ---------------
NTS Center                          $        350,036 $          384,673 $           691,894 $          763,724
Plainview Center                    $        308,191 $          172,331 $           600,010 $          344,204
Peachtree Corporate Center          $        320,553 $          296,023 $           793,046 $          607,240

The following is an analysis of material changes in results of operations for the periods ending June 30, 2001 and 2000. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Rental income increased approximately $131,000, or 17%, and $219,000 or 14%, for the three months and six months ended June 30, 2001, respectively, as compared to the same periods in 2000, primarily as a result of increased average occupancy at Plainview Center and Peachtree Corporate Center.

Period-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are more representative of the entire period’s results.

In cases of tenants who cease making rental payments or abandon the premises in breach of the lease terms, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. There have been no funds recovered as a result of these actions during the three months and six months ended June 30, 2001 and 2000. As of June 30, 2001, no action is being taken against any tenants to collect funds through the remedies discussed above.

Other income increased approximately $156,000 for the six months ended June 30, 2001, as a result of a one time settlement of certain claims in favor of the Partnership.

Operating expenses - affiliated increased approximately $26,000, or 29%, and $41,000, or 24%, for the three months and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. The increase is due primarily to increased employee costs at Peachtree Corporate Center, NTS Center and Plainview Center. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Interest expense increased approximately $19,000, or 6%, for the six months ended June 30, 2001, as compared to the same period in 2000, as a result of the mortgage payable for $2,000,000 secured by Plainview Center in March 1999 which was increased to $3,500,000 in May 2000. The note bears interest at Prime -0.25%. The increase in interest expense is partially offset by principal payments made on the Partnership’s mortgage secured by NTS Center.

Management Fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations in revenue between years will differ from the fluctuations of management fees expense. Management fees increased approximately $11,000, or 25%, and $14,000, or 17%, for the three months and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. The increase can be attributed to increased occupancy and related revenues at Plainview Center.

Professional and administrative expenses increased approximately $8,000, or 40%, and $4,000, or 10%, for the three months and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. The increase is primarily a result of increased costs incurred for legal and accounting fees related to the June 25, 2001 tender offer. The increase is partially offset by decreased investor services expenditures.

Depreciation and amortization increased approximately $16,000, or 5%, and $27,000, or 4%, for the three months and six months ended June 30, 2001, respectively, as compared to the same periods in 2000, as a result of assets being placed in service. Assets placed in service are tenant improvements at all the Partnership’s properties, and building and land improvements at Peachtree Corporate Center. The increase in depreciation and amortization expense is partially offset by a portion of the Partnership’s assets (primarily tenant finish improvements) becoming fully depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 6-30 years for land improvements, 5-30 years for buildings and improvements, 3-27 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of the Partnership’s properties for federal tax purposes is approximately $27,618,000.

Consolidated Cash Flows and Financial Condition

Cash flows provided by (used in):

                                                     Six Months Ended June 30,
                                              ---------------------------------------
                                                    2001                  2000
                                              -----------------    ------------------
Operating activities                       $            729,860  $            (76,708)
Investing activities                                   (345,730)             (238,343)
Financing activities                                    274,105               407,100
                                              -----------------    ------------------

     Net increase in cash and equivalents  $            658,235  $             92,049
                                              =================    ==================

Net cash provided by operating activities increased approximately $807,000 for the six months ended June 30, 2001, as compared to the same period in 2000. This increase was primarily driven by a reduction in accounts payable prior to June 30, 2000 and higher income before depreciation.

Net cash used in investing activities increased approximately $107,000 for the six months ended June 30, 2001, as compared to the same period in 2000. The increase is a result of increased capital expenditures.

Net cash provided by financing activities decreased approximately $133,000 for the six months ended June 30, 2001, as compared to the same period in 2000. The decrease is the result of a decrease in funds drawn on the mortgage loan obtained March 2, 1999, due to a decrease in renovations and tenant finish activity.

The Partnership indefinitely suspended distributions starting December 31, 1996, as a result of the anticipated decrease in occupancy at Plainview Center. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership’s balance sheet) as of June 30, 2001 were $703,399.

In the next 12 months, the General Partner expects the demand on future liquidity to increase as a result of future leasing activity at Plainview Center. There has been and will likely continue to be a protracted period for Plainview Center to become fully leased again and substantial funds, currently estimated to be $260,000, will likely be needed for leasing expenses; especially those needed to refinish space for new tenants.

As of June 30, 2001, the Partnership anticipates replacing roofs, exterior lighting and signage at Peachtree Corporate Center for a cost of approximately $256,000, $55,000 and $40,000, respectively.

Due to the fact that no distributions were made during the six months ended June 30, 2001 or 2000, the table which presents that portion of the distribution that represents a return of capital on a GAAP basis has been omitted.

On June 25, 2001, the Partnership and ORIG, LLC, an affiliate of the Partnership (the “‘Offerors”) commenced a tender offer for up to 200 of the Partnership’s interests at a price of $250 per interest. Under the tender offer, the Partnership will purchase the first 100 interests tendered and will fund its purchase and its portion of the expenses of the offer from its cash reserves. If more than 100 interests are tendered, ORIG will purchase up to an additional 100 interests. If more than 200 interests are tendered, the Offerors may purchase all of the interests tendered, or may purchase interests on a pro rata basis. The total costs of the tender offer are expected to be $60,000, consisting of $50,000 to purchase 200 interests and $10,000 for expenses. The Partnership anticipates that its share of these costs will be $30,000. Limited partnership interests acquired by the Partnership in the offer will be retired. Interests acquired by ORIG will be held by it. The tender offer will expire on September 25, 2001, unless extended.

On July 18, 2001, a third party unaffiliated with the Partnership or ORIG commenced a tender offer, at a price of $275 per interest, which expires on August 16, 2001. On July 23, 2001, the Partnership and ORIG amended their tender offer to increase the purchase price to $285 per interest. On July 30, 2001, the Partnership and ORIG sent an amended and restated offer to purchase, increasing the interests to be purchased from 200 to 2,000, to all the limited partners. The total costs of the tender offer are expected to increase to $585,000, consisting of $570,000 to purchase 2,000 interests and $15,000 for expenses. The Partnership expects to pay $28,500 to purchase 100 interests and approximately $750 for its proportionate share of expenses related to administering the offer, and expects to fund these payments with its cash reserves.

Neither ORIG nor the General Partner has any current plans or proposals that relate to or would result in an extraordinary corporate transaction, such as a merger, liquidation or a sale of all or substantially all of the Partnership’s assets. However, the General Partner, consistent with its fiduciary obligations, will seek and review opportunities to enhance long-term value for the limited partners, such as: a merger or business combination with an unaffiliated entity; a liquidation of the Partnership; a partial liquidation of the Partnership’s assets; a recapitalization; or a consolidation with affiliates. There is no assurance that any transaction will occur. The Partnership and ORIG may, but are not required to, purchase additional interests, after the conclusion of the tender offer, either through privately-negotiated transactions or additional tender offers. Additional purchases may have the effect of increasing the percentage of interests owned by ORIG and its affiliates above 50%, which would give ORIG the ability to control any Partnership votes on the types of transactions described above or any other matters.

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership’s properties. At Peachtree Corporate Center in Norcross, Georgia, the Partnership has an off-site leasing agent who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company’s marketing staff. The leasing and renewal negotiations for NTS Center and Plainview Center are handled by leasing agents, who are employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as both commercial properties. NTS Development Company’s marketing staff, located in Louisville, Kentucky, also coordinates all advertising for the Louisville properties.

Leases at all the Partnership’s properties provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. These lease provisions should protect the Partnership’s operations from the impact of inflation and changing prices.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of the Partnership’s debt bears interest at a fixed rate with the exception of the $3,500,000 mortgage payable, which the Partnership obtained on May 9, 2000. At June 30, 2001, a hypothetical 100 basis point increase in interest rates would increase interest expense on the variable rate mortgage by approximately $29,000 per year and decrease the fair value of the debt approximately $502,000.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
None.

Item 2 - Changes in Securities
None.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information
None.

Item 6 - Exhibits and Reports on Form 8-K
None.

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

Date: August 10, 2001