Form 10-Q
period 2001-09-30
NTS PROPERTIES III
filed 2001-11-08
CIK 703667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2001 and December 31, 2000	3

	Statement of Partners' Equity as of September 30, 2001	3

	Statements of Operations for the Three Months and
	Nine Months Ended September 30, 2001 and 2000	4

	Statements of Cash Flows for the Nine Months Ended
	September 30, 2001 and 2000	5

	Notes to Financial Statements	6-10

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

PART II

Item 1.	Legal Proceedings	18

Item 2.	Changes in Securities	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8-K	18

Signatures		19

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES III
BALANCE SHEETS

                                                                  As of               As of
                                                              September 30,       December 31,
                                                                  2001                2000*
                                                            -----------------   -----------------
                                                               (UNAUDITED)
ASSETS
------
Cash and equivalents                                       $          554,572  $           45,164
Cash and equivalents - restricted                                      97,770               4,923
Accounts receivable, net of allowance for doubtful
  accounts of  $4,711 at September 30, 2001
  and $0 at December 31, 2000                                         451,711             417,500
Land, buildings and amenities, net                                 10,731,320          11,000,173
Other assets                                                          437,271             480,521
                                                            -----------------   -----------------

     TOTAL ASSETS                                          $       12,272,644  $       11,948,281
                                                            =================   =================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages payable                                          $        8,894,160  $        8,716,153
Accounts payable                                                       75,742             228,959
Security deposits                                                     139,146             136,837
Other liabilities                                                     155,324              21,029
                                                            -----------------   -----------------

     TOTAL LIABILITIES                                              9,264,372           9,102,978

COMMITMENTS AND CONTINGENCIES (Note 11)

PARTNERS' EQUITY                                                    3,008,272           2,845,303
                                                            -----------------   -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                     $       12,272,644  $       11,948,281
                                                            =================   =================

STATEMENT OF PARTNERS' EQUITY
(UNAUDITED)

                                                   Limited            General
                                                   Partners           Partner            Total
                                               ----------------  -----------------  ----------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Initial equity                                $      15,600,000 $        8,039,710 $      23,639,710
Adjustment to historical basis                               --         (5,455,030)       (5,455,030)
                                               ----------------  -----------------  ----------------

     EQUITY                                   $      15,600,000 $        2,584,680 $      18,184,680

Net loss - prior years                                 (474,628)        (2,639,679)       (3,114,307)
Net income (loss) - current year                        212,492            (49,524)          162,968
Cash distributions declared to date                 (11,349,844)          (206,985)      (11,556,829)
Repurchase of limited partnership Units                (668,240)                --          (668,240)
                                               ----------------  -----------------  ----------------

BALANCES AT SEPTEMBER 30, 2001                $       3,319,780 $         (311,508)$       3,008,272
                                               ================  =================  ================

*  Reference is made to the audited financial statements in the Form 10-K as filed with the Securities and Exchange
Commission on April 2, 2001.

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                               Three Months Ended                Nine Months Ended
                                                  September 30,                    September 30,
                                         -------------------------------  -------------------------------
                                              2001             2000            2001            2000
                                         --------------   --------------  --------------  ---------------
REVENUES
--------
Rental income                           $       918,389  $       752,542 $     2,697,271 $      2,311,986
Rental income - affiliated                       73,834           73,834         221,503          221,503
Interest and other income                         9,088            6,272         173,654           14,553
                                         --------------   --------------  --------------  ---------------

     TOTAL REVENUES                           1,001,311          832,648       3,092,428        2,548,042
                                         --------------   --------------  --------------  ---------------

EXPENSES
--------
Operating expenses                              239,706          255,345         698,869          725,592
Operating expenses - affiliated                  81,134          102,115         293,560          274,014
Loss on disposal of assets                           --              515              --              783
Interest expense                                154,044          169,042         478,520          481,868
Management fees                                  48,471           38,569         147,694          123,605
Real estate taxes                                54,273           53,220         162,819          159,660
Professional and administrative
  expenses                                       15,513           21,758          59,301           61,468
Professional and administrative
  expenses -  affiliated                         36,710           29,275          99,237           90,842
Depreciation and amortization                   345,110          307,363         989,460          917,053
                                         --------------   --------------  --------------  ---------------

     TOTAL EXPENSES                             974,961          977,202       2,929,460        2,834,885
                                         --------------   --------------  --------------  ---------------

Net income (loss)                       $        26,350  $      (144,554)$       162,968 $       (286,843)
                                         ==============   ==============  ==============  ===============

Net income (loss) allocated to the
  limited partners                      $        43,138  $      (125,528)$       212,492 $       (231,248)
                                         ==============   ==============  ==============  ===============

Net income (loss) per limited
  partnership Unit                      $          3.40  $        (9.83) $         16.77 $        (18.11)
                                         ==============   ==============  ==============  ===============

Weighted average number of limited
  partnership Units                              12,670           12,770          12,670           12,770
                                         ==============   ==============  ==============  ===============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     Nine Months Ended
                                                                       September 30,
                                                           -------------------------------------
                                                                 2001                2000
                                                           -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income (loss)                                         $          162,968 $          (286,843)
Adjustments to reconcile net income (loss) to net cash
  provided  by operating activities:
    Provision for doubtful accounts                                   29,532               5,762
    Write-off of uncollectible accounts receivable                   (24,821)            (20,811)
    Loss on disposal of assets                                            --                 783
    Depreciation and amortization                                  1,075,072           1,006,135
    Changes in assets and liabilities:
      Cash and equivalents - restricted                              (92,847)            (69,307)
      Accounts receivable                                            (38,922)             64,108
      Other assets                                                   (58,346)            (99,676)
      Accounts payable                                              (153,217)           (369,241)
      Security deposits                                                2,309             (12,492)
      Other liabilities                                              134,295             108,283
                                                           -----------------  ------------------

     Net cash provided by operating activities                     1,036,023             326,701
                                                           -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                          (704,622)           (689,786)
                                                           -----------------  ------------------

     Net cash used in investing activities                          (704,622)           (689,786)
                                                           -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from mortgages payable                                      462,945             651,772
Principal payments on mortgages payable                             (284,938)           (241,995)
Increase in loan costs                                                    --             (10,635)
                                                           -----------------  ------------------

     Net cash provided by financing activities                       178,007             399,142
                                                           -----------------  ------------------

     Net increase in cash and equivalents                            509,408              36,057

CASH AND EQUIVALENTS, beginning of period                             45,164             104,532
                                                           -----------------  ------------------

CASH AND EQUIVALENTS, end of period                       $          554,572 $           140,589
                                                           =================  ==================

Interest paid on a cash basis                             $          475,020 $           460,662
                                                           =================  ==================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
NOTES TO FINANCIAL STATEMENTS

The unaudited financial statements and schedules included herein should be read in conjunction with NTS-Properties III's (the "Partnership") 2000 Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 2001 and 2000.

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

The Partnership's financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. The Partnership maintains its cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. The Partnership may at times, in certain accounts, have deposits in excess of $100,000.

Note 4 - Reclassification of 2000 Financial Statements

Certain reclassifications have been made to the September 30, 2000 financial statements to conform to the September 30, 2001 classifications. These reclassifications have no effect on previously reported operations.

Note 5 - Cash and Equivalents

The Partnership has a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities on a nightly basis. As of September 30, 2001 approximately $447,300 was transferred into the investment.

Note 6 - Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds which have been escrowed with a mortgage company for NTS Center's property taxes in accordance with the loan agreement and funds reserved by the Partnership for the purchase of limited partnership Units through the tender offer. See Note 8 - Tender Offer for information regarding the tender offer.

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

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the periods ended September 30, 2001 and 2000 did not result in any impairment loss.

Note 8 - Tender Offer

On June 25, 2001, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "Offerors") commenced a tender offer for up to 200 of the Partnership's interests at a price of $250 per interest. The Partnership offered to purchase the first 100 interests tendered. ORIG offered to purchase up to an additional 100 interests. If more than 200 interests were tendered, the Offerors could purchase interests on a pro rata basis, or all interests tendered. The total costs of the tender offer were expected to be $60,000, consisting of $50,000 to purchase 200 interests and $10,000 for expenses. The Partnership's share of these costs was estimated to be $30,000. Interests acquired by the Partnership would be retired while those acquired by ORIG would be held by it. The tender offer was scheduled to expire on September 25, 2001.

On July 18, 2001, a third party (the "Third-Party Purchaser"), unaffiliated with the Partnership or ORIG, commenced a tender offer at a price of $275 per interest, which was scheduled to expire on August 16, 2001.

On July 23, 2001, the Offerors sent an amended offer to purchase increasing the purchase price to $285 per interest. On July 30, 2001, the Offerors amended their tender offer to increase the number of interests from 200 to 2,000. The total costs of the tender offer were expected to be $585,000, consisting of $570,000 to purchase 2,000 interests and $15,000 for expenses. The Partnership's share of these costs was estimated to be $29,250.

On August 16, 2001, the same Third-Party Purchaser sent notice to the Partnership's limited partners stating that the purchase price of their offer had increased from $275 to $290 per interest and that the offer would expire on August 30, 2001.

On August 17, 2001, the Offerors increased the purchase price under the tender offer to $300 per interest. The Third-Party Purchaser has not made any public filings since August 16, 2001, and the Partnership has no knowledge as to whether the Third-Party purchased any interests pursuant to its offer.

On September 21, 2001, the Offerors extended the expiration date of the tender offer to October 12, 2001. The total costs of the tender offer were expected to be $635,000, consisting of $600,000 to purchase 2,000 interests and $35,000 for expenses. The Partnership's share of these costs was estimated to be $32,800. See Note 13 - Subsequent Event for details regarding the completion of the tender offer.

Note 9 - Mortgages Payable

Mortgages payable consist of the following:

                                                          September 30,        December 31,
                                                               2001                2000
                                                        ------------------  ------------------
Mortgage payable to an insurance company, bearing
interest at 6.89%, due April 10, 2015, secured by land
and buildings.                                         $         5,987,909 $         6,182,848

Mortgage payable to a bank, bearing a variable interest
rate of Prime minus 0.25%, due March 1, 2002,
secured by land and a building. The current interest
rate at September 30, 2001 is 5.75%. (1)                         2,906,251           2,533,305
                                                        ------------------  ------------------

                                                       $         8,894,160 $         8,716,153
                                                        ==================  ==================

(1) The Partnership intends on extending the maturity date from March 1, 2002 to March 1, 2003.

Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $8,670,000.

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

The Partnership was charged the following amounts by NTS Development Company for the nine months ended September 30, 2001 and 2000. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                    Nine Months Ended
                                                                      September 30,
                                                         ---------------------------------------
                                                               2001                  2000
                                                         -----------------    ------------------

Property management fees                              $            147,694  $            123,605
                                                         -----------------    ------------------

Property management                                                170,617               154,182
Leasing                                                             95,775                89,816
Administrative - operating                                          22,414                22,275
Other                                                                4,754                 7,741
                                                         -----------------    ------------------

     Total operating expenses - affiliated                         293,560               274,014
                                                         -----------------    ------------------

Professional and administrative expenses - affiliated               99,237                90,842
                                                         -----------------    ------------------

Repairs and maintenance fee                                         34,941                46,362
Leasing commissions                                                  8,580                66,764
Other                                                                   --                    62
                                                         -----------------    ------------------

     Total related party transactions capitalized                   43,521               113,188
                                                         -----------------    ------------------

Total related party transactions                      $            584,012  $            601,649
                                                         =================    ==================

During the nine months ended September 30, 2001 and 2000, NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot. The Partnership received $221,503 in rental payments from NTS Development Company during the nine months ended September 30, 2001 and 2000. The lease term for NTS Development Company ends on March 31, 2004.

Note 11 - Commitments and Contingencies

The Partnership, as an owner of real estate, is subject to various environmental laws of federal, state and local governments. Compliance by the Partnership with existing laws has not had a material effect on the Partnership's financial condition and results of operations. However, the Partnership cannot predict the impact of new or changed laws or regulations on its current properties or properties that it may acquire in the future.

The Partnership does not believe there is any litigation threatened against the Partnership other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on the financial statements of the Partnership.

Previously, one tenant at Plainview Center occupied approximately 65% of the building. During the third quarter of 1997, the Partnership received notice that the tenant would vacate the property at the end of the lease term, August 1998. A 30-day renewal extension was negotiated (through September 30, 1998) with the tenant for approximately 63,000 leased square feet. A renewal for approximately 11,000 square feet of the original 63,000 square feet was also negotiated through March 31, 1999. Costs associated with this renewal were not significant. As a result of this tenant vacating the remainder of their space on March 31, 1999, there has been and will likely continue to be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be $260,000 will likely be needed for leasing expenses; especially those needed to renovate space for new tenants.

As of September 30, 2001, the Partnership anticipates making window repairs at Plainview Center for a cost of approximately $80,000, which will be funded by cash from operations.

Note 12 - Segment Reporting

The Partnership's reportable operating segments include only one segment - Commercial Real Estate Operations.

Note 13 - Subsequent Event

On October 17, 2001, a total of 1,311 interests were tendered, pursuant to the June 25, 2001 tender offer as amended, which expired on October 12, 2001. The Offerors accepted all interests tendered at a purchase price of $300 per interest. The Partnership repurchased 100 interests and ORIG purchased 1,211 interests, for a total of $393,300.

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

Cautionary Statements

Some of the statements included in this Item 2 may be considered to be "forward-looking statements," since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates," "believes" or "expects," indicate that it is possible that the event anticipated, believed, or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in the MD&A section, or elsewhere in this report, which reflect management's best judgment, based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

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

At Plainview Center, there has been and will likely continue to be a protracted period for the property to become fully leased again. Failure to lease the vacant space at Plainview Center may have an adverse effect on the Partnership's operations and liquidity. The extent of the impact on the Partnership is dependant upon the amount of time it takes for the property to become fully leased again.

Results of Operations

The occupancy levels at the Partnership's properties as of September 30, 2001 and 2000 were as follows:

                                                            Nine Months Ended
                                                              September 30,
                                                   -----------------------------------
                                                       2001(1)              2000
                                                   ---------------     ---------------
NTS Center                                               94%                 95%
Plainview Center (2)                                     75%                 49%
Peachtree Corporate Center                               81%                 79%

(1)  Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without additional financing.
(2)  The current occupancy level is the result of one tenant vacating 52,000 square feet on September 30, 1998 and
     11,000 square feet on March 31, 1999. In the opinion of the General Partner of the Partnership, the period-ending occupancy level is only a temporary situation and does not represent a permanent downward occupancy trend. On
     November 15, 2000, a current tenant expanded their space by approximately 19,000 square feet and increased the occupancy at Plainview Center.

The average occupancy levels at the Partnership's properties during the three months and nine months ended September 30, 2001 and 2000 were as follows:

                                             Three Months Ended                       Nine Months Ended
                                               September 30,                            September 30,
                                    ------------------------------------     ------------------------------------
                                         2001                 2000                2001                 2000
                                    ---------------     ----------------     ---------------     ----------------
NTS Center (1)                            94%                 95%                  93%                 97%
Plainview Center                          75%                 48%                  73%                 48%
Peachtree Corporate Center                82%                 79%                  83%                 79%

(1)  In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 2001 and 2000 were as follows:

                                             Three Months Ended                     Nine Months Ended
                                               September 30,                          September 30,
                                     ----------------------------------    -----------------------------------
                                          2001               2000                2001               2000
                                     ---------------    ---------------    ----------------    ---------------
NTS Center                          $        354,536 $          348,965 $         1,046,430 $        1,112,689
Plainview Center                    $        319,364 $          172,057 $           919,374 $          516,261
Peachtree Corporate Center          $        322,772 $          309,646 $         1,115,819 $          916,887

The following is an analysis of material changes in results of operations for the three months and nine months ended September 30, 2001 and 2000. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Rental income increased approximately $166,000, or 22%, and $385,000, or 17%, for the three months and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000, primarily as a result of increased average occupancy at Plainview Center and Peachtree Corporate Center.

Period-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are more representative of the entire period's results.

In cases of tenants who cease making rental payments or abandon the premises in breach of the lease terms, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. There have been no funds recovered as a result of these actions during the three months and nine months ended September 30, 2001 and 2000. As of September 30, 2001, no action is being taken against any tenants to collect funds through the remedies discussed above.

Other income increased approximately $159,000, for the nine months ended September 30, 2001, as a result of a one-time settlement of certain claims in favor of the Partnership.

Operating expenses - affiliated decreased approximately $21,000, or 21%, for the three months ended September 30, 2001, as compared to the same period in 2000. The decrease is primarily due to decreased employee costs at Peachtree Corporate Center as a result of hiring an outside management company to replace the on-site leasing agent. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Management Fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations in revenue between years will differ from the fluctuations of management fees expense. Management fees increased approximately $10,000, or 26%, and $24,000, or 20%, for the three months and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. The increase can be attributed to increased occupancy and related revenues at Plainview Center.

Professional and administrative expenses decreased approximately $6,000, or 29%, for the three months ended September 30, 2001, as compared to the same period in 2000. The decrease is primarily a result of decreased costs incurred for legal and accounting fees related to the tender offers.

Professional and administrative expenses - affiliated increased approximately $7,000, or 25%, and $8,000, or 9%, for the three months and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000, as a result of vacant accounting positions in 2000. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization increased approximately $38,000, or 12%, for the three months ended September 30, 2001, as compared to the same period in 2000, as a result of assets being placed in service. Assets placed in service are tenant improvements at all the Partnership's properties, building improvements at NTS Center and Peachtree Corporate Center, and land improvements at Peachtree Corporate Center. The increase in depreciation and amortization expense is partially offset by a portion of the Partnership's assets (primarily tenant finish improvements) becoming fully depreciated. Depreciation is computed using the straight line method over the estimated useful lives of the assets which are 6-30 years for land improvements, 5-30 years for buildings and improvements, 3-27 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $27,600,000.

Consolidated Cash Flows and Financial Condition

Cash flows provided by (used in):

                                                         Nine Months Ended
                                                           September 30,
                                              ---------------------------------------
                                                    2001                  2000
                                              -----------------    ------------------
Operating activities                       $          1,036,023  $            326,701
Investing activities                                   (704,622)             (689,786)
Financing activities                                    178,007               399,142
                                              -----------------    ------------------

     Net increase in cash and equivalents  $            509,408  $             36,057
                                              =================    ==================

Net cash provided by operating activities increased approximately $709,000 for the nine months ended September 30, 2001, as compared to the same period in 2000. The increase was primarily driven by a reduction in accounts payable prior to September 30, 2000 and increased net income.

Net cash used in investing activities increased approximately $15,000 for the nine months ended September 30, 2001, as compared to the same period in 2000. The increase is a result of increased capital expenditures.

Net cash provided by financing activities decreased approximately $221,000 for the nine months ended September 30, 2001, as compared to the same period in 2000. The decrease is the result of a decrease in funds drawn on the mortgage loan obtained March 2, 1999, due to a decrease in renovations and tenant finish activity.

The Partnership indefinitely suspended distributions starting December 31, 1996, as a result of the anticipated decrease in occupancy at Plainview Center. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet) as of September 30, 2001 were $554,572.

Due to the fact that no distributions were made during the three months and nine months ended September 30, 2001 or 2000, the table which presents that portion of the distributions that represent a return of capital on a GAAP basis has been omitted.

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

As of September 30, 2001, the Partnership anticipates making window repairs at Plainview Center for a cost of approximately $80,000, which will be funded by cash from operations in 2002.

On June 25, 2001, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "Offerors") commenced a tender offer for up to 200 of the Partnership's interests at a price of $250 per interest. The Partnership offered to purchase the first 100 interests tendered. ORIG offered to purchase up to an additional 100 interests. If more than 200 interests were tendered, the Offerors could purchase interests on a pro rata basis, or all interests tendered. The total costs of the tender offer were expected to be $60,000, consisting of $50,000 to purchase 200 interests and $10,000 for expenses. The Partnership's share of these costs was estimated to be $30,000. Interests acquired by the Partnership would be retired while those acquired by ORIG would be held by it. The tender offer was scheduled to expire on September 25, 2001.

On July 18, 2001, a third party (the "Third-Party Purchaser"), unaffiliated with the Partnership or ORIG, commenced a tender offer at a price of $275 per interest, which was scheduled to expire on August 16, 2001.

On July 23, 2001, the Offerors sent an amended offer to purchase increasing the purchase price to $285 per interest. On July 30, 2001, the Offerors amended their tender offer to increase the number of interests from 200 to 2,000. The total costs of the tender offer were expected to be $585,000, consisting of $570,000 to purchase 2,000 interests and $15,000 for expenses. The Partnership's share of these costs was estimated to be $29,250.

On August 16, 2001, the same Third-Party Purchaser sent notice to the Partnership's limited partners stating that the purchase price of their offer had increased from $275 to $290 per interest and that the offer would expire on August 30, 2001.

On August 17, 2001, the Offerors increased the purchase price under the tender offer to $300 per interest. The Third-Party Purchaser has not made any public filings since August 16, 2001, and the Partnership has no knowledge as to whether the Third-Party purchased any interests pursuant to its offer.

On September 21, 2001, the Offerors extended the expiration date of the tender offer to October 12, 2001. The total costs of the tender offer were expected to be $635,000, consisting of $600,000 to purchase 2,000 interests and $35,000 for expenses. The Partnership's share of these costs was estimated to be $32,800. See Note 13 - Subsequent Event for details regarding the completion of the tender offer.

Neither ORIG nor the General Partner has any current plans or proposals that relate to or would result in an extraordinary corporate transaction, such as a merger, liquidation or a sale of all or substantially all of the Partnership's assets. However, the General Partner, consistent with its fiduciary obligations, will seek and review opportunities to enhance long-term value for the limited partners, such as: a merger or business combination with an unaffiliated entity; a liquidation of the Partnership; a partial liquidation of the Partnership's assets; a recapitalization; or a consolidation with affiliates. There is no assurance that any transaction will occur. The Partnership and ORIG may, but are not required to, purchase additional interests, either through privately-negotiated transactions or additional tender offers. Additional purchases may have the effect of increasing the percentage of interests owned by ORIG and its affiliates above 50%, which would give ORIG the ability to control any Partnership votes on the types of transactions described above or any other matters.

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's properties. At Peachtree Corporate Center in Norcross, Georgia, the Partnership has an off-site leasing agent, who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff. The leasing and renewal negotiations for NTS Center and Plainview Center are handled by leasing agents, employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as both commercial properties. All advertising for the Louisville properties is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky.

Leases at all the Partnership's properties provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. These lease provisions should protect the Partnership's operations from the impact of inflation and changing prices.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Partnership's primary market risk exposure with regard to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate with the exception of the $3,500,000 mortgage payable, which the Partnership obtained on May 9, 2000. At September 30, 2001, a hypothetical 100 basis point increase in interest rates would result in an approximate $317,000 decrease in the fair value of the debt and would increase interest expense on the variable rate mortgage by approximately $31,000 annually.

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

Date: November 8, 2001