Form 10-K
period 2001-12-31
NTS PROPERTIES III
filed 2002-03-29
CIK 703667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-11176

NTS-PROPERTIES III
(Exact name of registrant as specified in its charter)

10172 Linn Station Road
61-1017240	Louisville, Kentucky 40223
(I.R.S Employer Identification No.)	(Address of principal executive offices)

Registrant's telephone number, including area code:(502) 426-4800

Georgia
(State of other jurisdiction of incorporation or organization)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each Class: None

Name of each exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act:

Limited partnership interests	None

(Title of Class)	(Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.           Yes [X]           No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K
(Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this Form 10-K.           [X]

State the aggregate market value of the voting and non-voting common equity held by non-
affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: No aggregate market value can be determined because no established market exists for the limited partnership Interests.

TABLE OF CONTENTS

PART I

		Pages
Items 1. and 2.	Business and Properties	3-10
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10

PART II

Item 5.	Market for the Registrant's Limited Partnership Interests
	and Related Partner Matters	11
Item 6.	Selected Financial Data	12
Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13-21
Item 7A.	Quantitative and Qualitative Disclosures About
	Market Risk	21
Item 8.	Financial Statements and Supplementary Data	22-36
Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	37

PART III

Item 10.	Directors and Executive Officers of the Registrant	38-39
Item 11.	Management Remuneration and Transactions	39-40
Item 12.	Security Ownership of Certain Beneficial
	Owners and Management	40-41
Item 13.	Certain Relationships and Related Transactions	41-42

PART IV

Item 14.	Exhibits, Financial Statement Schedules and
	Reports on Form 8-K	43-45
Signatures		46

Some of the statements included in this Form 10-K, particularly those included in Part I, Items 1 and 2 - Business and Properties, and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), may be considered "forward-looking statements" because such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate", "believe" or "expect" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A, or elsewhere in this report, which reflect management's best judgment based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by us pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors. See Part II - Item 7 for Cautionary Statements.

PART I

Items 1 and 2 - Business and Properties

Development of Business

NTS-Properties III (the "Partnership") is a limited partnership organized under the laws of the state of Georgia on June 24, 1982. The General Partner is NTS-Properties Associates, a Georgia limited partnership. As of December 31, 2001, the Partnership owned the properties listed below. As used in this Form 10-K the terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in these properties:

  Peachtree Corporate Center, a business park with approximately 193,000 net rentable square feet located in Norcross, Georgia, a suburb of Atlanta. Acquired complete on January 26, 1983.

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

In the second quarter of 1999, Plainview Plaza II was renamed NTS Center and Plainview Triad North was renamed Plainview Center.

We have a fee title interest in the above properties. We believe that our properties are adequately covered by insurance. However, due to the recent event on September 11, 2001 affecting the insurance industry, we are unable to determine at what price we will be able to renew our insurance coverage when the current policies expire in September 2002, or if the coverage available will be adequate.

As of December 31, 2001, our properties were encumbered by mortgages as shown in the table below:

                                     Interest          Maturity              Balance
Property                               Rate              Date              at 12/31/01
------------------------------  ------------------  ---------------      ---------------
NTS Center                            6.89%            04/10/15 (1)     $      5,920,665
Peachtree Corporate Center             N/A                N/A                  N/A
Plainview Center                   Prime - .25%        03/01/02         $      2,476,250(2)
  Current monthly principal payments are based upon a 17-year amortization schedule. At maturity, we believe the mortgage will have been repaid based on the current rate of amortization.
  On May 9, 2000, we increased the $2,000,000 mortgage payable to $3,500,000 and extended the maturity date from March 1, 2001 to March 1, 2002. On February 28, 2002, we extended the maturity date from March 1, 2002 to March 1, 2004. The note is secured by Plainview Center and bears interest at Prime - .25%.

Currently, our plans for renovations and other major capital expenditures include tenant finish improvements required by lease negotiations at our properties. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations, cash reserves or additional financing where necessary.

One tenant at Plainview Center previously occupied approximately 65% of the building. As a result of this tenant vacating the remainder of their space on March 31, 1999, there has been, and will likely continue to be, a protracted period for the property to become fully leased again. Substantial funds, currently estimated to be approximately $161,000, will likely be needed for leasing expenses, especially those needed to refinish space for new tenants.

At Plainview Center, we renovated the common areas and the building's exterior. These renovations were designed to make the property more competitive and enhance its value. The cost of the renovations, which began during 1998 and were completed during the fourth quarter of 1999, was approximately $1,000,000.

In August 1999, a portion of the vacant space at Plainview Center, discussed above, was leased to a new tenant. The lease is for approximately 28,000 square feet and has a term of five and one-half years. The tenant took occupancy of the space during the fourth quarter of 1999. We incurred approximately $500,000 of tenant finish improvements resulting from this lease.

On May 9, 2000, we increased the $2,000,000 mortgage payable, secured by Plainview Center, to $3,500,000 and extended the maturity date from March 1, 2001 to March 1, 2002. On February 28, 2002, we extended the maturity date from March 1, 2002 to March 1, 2004. The additional funds will be used to meet leasing expenses at Plainview Center, NTS Center and Peachtree Corporate Center.

On July 17, 2000, we made a commitment for approximately $257,000 for tenant improvements at Plainview Center. On November 1, 2000, the improvements expanded the space of a current tenant by 19,000 square feet and was funded by the $1,500,000 increase in the mortgage payable secured by Plainview Center. This expansion increased the occupancy of Plainview Center from 49% to 68%.

Financial Information About Industry Segments

We are presently engaged solely in the business of owning and operating commercial real estate. A presentation of information concerning industry segments is not applicable. See Part II, Item 8 - Note 9 for information regarding our operating segments.

Narrative Description of Business

General

Our current business is consistent with our original purpose which was to acquire, own and operate NTS Center, Peachtree Corporate Center and Plainview Center. Our properties are in a condition suitable for their intended use.

We intend to hold the properties until such time as a sale or other disposition appears to be advantageous with a view to achieving our investment objectives or it appears that such objectives will not be met. In deciding whether to sell a property, we will consider factors such as potential capital appreciation, mortgage pre-payment penalties, market conditions, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the limited partners.

Description of Real Property

NTS Center

As of December 31, 2001, there were seven tenants leasing office space aggregating approximately 108,000 square feet of the net rentable area at NTS Center. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. The tenants who occupy NTS Center are professional service entities. The principal occupations/professions practiced include real estate, telecommunications, and grocery chain management. Three tenants individually lease more than 10% of NTS Center's rentable area.

The occupancy levels at NTS Center as of December 31 were 94% (2001), 95% (2000), 100% (1999), 100% (1998) and 84% (1997). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major leases in effect on December 31, 2001:

                                 Year of          Square Feet and % of       Current Annual Rental
Major Tenant (1):               Expiration         Net Rentable Area            per Square Foot
--------------------------  -----------------  --------------------------  -----------------------
               1                   2004              20,368 (17.7%)                 $14.50
               2                   2003              16,937 (14.7%)                 $15.00
               3                   2004              53,435 (46.4%)                 $10.64 (2)
  Major tenants are those that individually occupy 10% or more of the rentable square footage.
  In accordance with the lease agreement, the tenant pays their own electricity and cleaning costs, thus the base rent is below market.
Plainview Center

As of December 31, 2001, there were ten tenants leasing office space aggregating approximately 71,200 square feet of the net rentable area at Plainview Center. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. The tenants who occupy Plainview Center are professional service entities. They include healthcare concerns and a victim notification service. One tenant individually leases more than 10% of Plainview Center's rentable area. The occupancy levels at Plainview Center as of December 31 were 75% (2001), 68% (2000), 48% (1999), 35% (1998) and 86% (1997). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major lease in effect on December 31, 2001:

                                 Year of            Square Feet and % of    Current Annual Rental
Major Tenant (1):               Expiration           Net Rentable Area          per Square Foot
--------------------------  ------------------  -------------------------  ----------------------
               1                   2007              47,109 (49.5%)                 $14.91
  Major tenants are those that individually occupy 10% or more of the rentable square footage.
Peachtree Corporate Center

As of December 31, 2001, there were 43 tenants leasing office, warehouse and storage space aggregating approximately 153,000 square feet of the net rentable area at Peachtree Corporate Center. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. The tenants who occupy Peachtree Corporate Center are professional service entities. The principal occupation/profession practiced is sales-related services. One tenant individually leases more than 10% of Peachtree Corporate Center's rentable area. The occupancy levels at Peachtree Corporate Center as of December 31 were

79% (2001), 83% (2000), 84% (1999), 89% (1998) and 86% (1997). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major lease in effect on December 31, 2001:

                                Year of         Square Feet and % of      Current Annual Rental
Major Tenant (1):              Expiration        Net Rentable Area           per Square Foot
--------------------------  ----------------  -------------------------  -----------------------
               1                  2003              22,524 (11.7%)                 $7.68
  Major tenants are those that individually occupy 10% or more of the rentable square footage.
Additional Operating Data

Additional operating data regarding our properties is furnished in the following table:

                                                                            Peachtree
                                     NTS               Plainview            Corporate
                                   Center                Center               Center
                              -----------------    ------------------   ------------------
Federal tax basis             $       9,798,473    $        7,925,148   $       10,850,944
Property tax rate                        .01066                .01066               .03216
Annual property taxes         $          72,172    $           28,963   $          103,079

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 6-30 years for land improvements, 5-30 years for buildings and improvements, 3-27 years for amenities and the applicable lease term for tenant improvements.

Competition

Our properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of our General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants at lease expiration or for new tenants when vacancies occur. We maintain the suitability and competitiveness of our properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. We have not commissioned a formal market analysis of competitive conditions in any market in which we own properties, but rely upon the market condition knowledge of the employees of NTS Development Company who manage and supervise the leasing for each property.

Management of Properties

NTS Development Company, an affiliate of our General Partner, directs the management of our properties pursuant to a written agreement (the "Agreement"). NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a general partner of NTS-Properties Associates. Under the Agreement, NTS Development Company establishes rental policies and rates and directs the marketing activity of leasing personnel. NTS Development Company also coordinates the purchase of equipment and supplies, maintenance activity, and the selection of all vendors, suppliers and independent contractors.

As compensation for its services, NTS Development Company received $196,058 in property management fees for the year ended December 31, 2001. The fee is equal to 5% of gross revenues from our properties.

In addition, the Agreement requires us to purchase all insurance relating to the managed properties, to pay the direct out-of-pocket expenses of NTS Development Company in connection with the operation of our properties, including the cost of goods and materials used for and on our behalf, and to reimburse NTS Development Company for the salaries, commissions, fringe benefits, and related employment expenses of personnel at each property.

The term of the Agreement between NTS Development Company and us was initially for five years, and renewed thereafter for succeeding one-year periods, until cancelled. The Agreement is subject to cancellation by either party upon 60-days written notice. As of December 31, 2001, the Agreement is still in effect.

Working Capital Practices

Information about our working capital practices is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Seasonal Operations

We do not consider our operations to be seasonal to any material degree.

Conflict of Interest

Because the principals of the General Partner and/or its affiliates own and/or operate real estate properties other than those owned by us that are, or could be, in competition with us, potential conflicts of interest exist. Because we were organized by and are operated by the General Partner, these conflicts are not resolved through arms-length negotiations, but through the exercise of the General Partner's good judgment consistent with its fiduciary responsibility to the limited partners and our investment objectives and policies. The General Partner is accountable to the limited partners as a fiduciary and consequently must exercise good faith and integrity in handling our affairs. A provision has been made in the Partnership Agreement that the General Partner will not be liable to us except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. In addition, the Partnership Agreement provides for indemnification of the General Partner by us for liability resulting from errors in judgment or certain acts or omissions. The General Partner and its affiliates retain a free right to compete with our properties including the right to develop competing properties now and in the future, in addition to the existing properties which may compete directly or indirectly.

NTS Development Company (the "Property Manager"), an affiliate of the General Partner, acts in a similar capacity for other affiliated entities in the same geographic region where we have property interests. We believe the Property Manager's agreement is on terms no less favorable to us than those which could be obtained from a third party for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60-days written notice.

Employees

We have no employees; however per the Agreement, NTS Development Company makes its employees available to perform services for us. We reimburse this affiliate for the actual costs of providing such services. See Part II, Item 8 - Note 7 and Part III, Item 13 for further discussions of related party transactions.

Potential Consolidation

Our General Partner, along with the general partners of four other public limited partnerships affiliated with us, is investigating a consolidation of us with other entities affiliated with us. In addition to these entities, the consolidation would likely involve several private partnerships and other entities affiliated with us and our General Partner. The new combined entity would own all of the properties currently owned by the public limited partnerships, and the limited partners or other owners of these entities would receive an ownership interest in the combined entity. The number of ownership interests to be received by limited partners and the other owners of the entities participating in the consolidation would likely be determined based on the relative value of the assets contributed to the combined entity by each public limited partnership, reduced by any indebtedness assumed by the entity. The majority of the contributed assets would consist of real estate properties, whose relative values would be based on appraisals obtained at or near the consolidation date. The potential benefits of consolidating the entities include: reducing the administrative costs as a percentage of assets and revenues by creating a single public entity; diversifying limited partners' investments in real estate to include additional markets and types of properties; and creating an asset base and capital structure that may enable greater access to the capital markets. There are, however, also a number of potential adverse consequences such as, the expenses associated with a consolidation and the fact that the duration of the new entity would likely exceed our anticipated duration, and that the interests of our limited partners in the combined entity would be smaller on a percentage basis than their interests in us. Further, the new entity may adopt investment and management policies that are different from those presently used by our General Partner for us. A consolidation also requires approval of our limited partners and owners of the other proposed participants. Accordingly, there is no assurance that the consolidation will occur.

Item 3 - Legal Proceedings

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnership and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which Interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the proceeds distributed. Our General Partner believes that this action is without merit, and intends to vigorously defend it.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 - Market for Registrant's Limited Partnership Interests and Related Partner Matters

There is no established trading market for the limited partnership Interests, nor is one likely to develop. We had 585 limited partners as of January 31, 2002. Cash distributions and allocations of income (loss) are made as described in Item 8, Note 1D to our 2001 Financial Statements.

No distributions were paid during the years ended December 31, 2001, 2000 or 1999. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements.

Due to the fact that no distributions were made during 2001, 2000 or 1999, the table which presents that portion of the distributions that represents a return of capital in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") basis has been omitted.

Item 6 - Selected Financial Data

Years ended December 31, 2001, 2000, 1999, 1998 and 1997.

                                 2001            2000            1999           1998           1997
                             -------------   -------------  --------------  -------------  -------------
Total revenues              $    4,126,156  $    3,480,110 $     3,228,662 $    3,698,431 $    3,426,290

Total expenses                  (3,935,642)     (3,785,957)     (3,923,458)    (3,426,517)    (3,291,720)
                             -------------   -------------  --------------  -------------  -------------
Net income (loss) before
  extraordinary  item              190,514        (305,847)       (694,796)       271,914        134,570
Extraordinary item                      --              --              --        (65,258)            --
                             -------------   -------------  --------------  -------------  -------------

Net income (loss)           $      190,514  $     (305,847)$      (694,796)$      206,656 $      134,570
                             =============   =============  ==============  =============  =============

Net income (loss)
  allocated to:
    General Partner         $      (66,300) $      (73,364)$       (78,012)$      (93,182)$     (104,636)
    Limited partners        $      256,814  $     (232,483)$      (616,784)$      299,838 $      239,206

Net income (loss) per
  limited partnership
  Interest                  $        20.30  $      (18.21) $       (46.54) $        21.64 $        17.00

Weighted average number
  of limited partnership
  Interests                         12,649          12,769          13,253         13,855         14,072

Cumulative net income
  (loss) allocated to:
    General Partner         $   (2,705,979) $   (2,639,679)$    (2,566,315)$   (2,488,303)$   (2,395,121)
    Limited partners        $     (217,814) $     (474,628)$      (242,145)$      374,639 $       74,801

Cumulative taxable
  income (loss)
  allocated to:
    General Partner         $   (2,343,204) $   (2,633,988)$    (2,689,375)$   (2,578,046)$   (2,737,694)
    Limited partners        $     (469,096) $     (940,939)$      (974,971)$     (694,314)$     (851,088)

Distributions declared:
  General Partner           $           --  $           -- $            -- $           -- $           --
  Limited partners          $           --  $           -- $            -- $           -- $           --

Cumulative distributions
  declared:
    General Partner         $      206,985  $      206,985 $       206,985 $      206,985 $      206,985
    Limited partners        $   11,349,845  $   11,349,845 $    11,349,845 $   11,349,845 $   11,349,845

At year end:
  Land, buildings and
    amenities, net          $   10,481,019  $   11,000,173 $    11,316,969 $   10,219,334 $    9,828,962

Total assets                $   11,785,309  $   11,948,281 $    12,326,606 $   11,170,156 $   11,122,316

Mortgages payable           $    8,396,915  $    8,716,153 $     8,073,856 $    6,656,145 $    6,734,603

The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of
Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Financial Statements in Item 8 and the Cautionary Statements below.

Critical Accounting Policies

A critical accounting policy, for our business, is the assumption that our properties' occupancy will remain at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, then our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly affected. This would result in the impairment of the respective properties' assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which has been superseded by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.

Occupancy Levels

The occupancy levels at our properties as of December 31 were as follows:

                                       2001 (1)         2000           1999
                                    --------------  -------------  -------------
NTS Center (2)                           94%             95%           100%
Plainview Center                         75%             68%            48%
Peachtree Corporate Center (2)           79%             83%            84%
  Current occupancy levels are considered adequate to continue the operation of our properties without additional financing.
  In our opinion, the decrease in year-ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The average occupancy levels at our properties as of December 31 were as follows:

                                       2001 (1)         2000           1999
                                    --------------  -------------  -------------
NTS Center (2)                           93%             96%           100%
Plainview Center                         73%             52%            30%
Peachtree Corporate Center               82%             80%            84%
  Current average occupancy levels are considered adequate to continue the operation of our properties without additional financing.
  In our opinion, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

Rental and Other Income

Rental and other income generated by our properties for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                      2001           2000            1999
                                 --------------  -------------  --------------
NTS Center                      $     1,432,619 $    1,481,121 $     1,594,725
Plainview Center                $     1,244,120 $      761,801 $       410,490
Peachtree Corporate Center      $     1,436,810 $    1,233,269 $     1,211,827
Results of Operations for 1999, 2000 and 2001

If there has not been a material change in an item from one year to the next, we have omitted any discussion concerning that item.

Rental Income

Rental income increased approximately $486,000, or 15%, in 2001. The increase is primarily a result of an increase in average occupancy at Plainview Center and Peachtree Corporate Center. The increase is partially offset by a decrease in the average occupancy at NTS Center. Rental income increased approximately $246,000, or 8%, in 2000. The increase is primarily a result of an increase in average occupancy at Plainview Center. The increase is partially offset by decreased average occupancy at NTS Center and decreased cost recovery income at Plainview Center.

Year-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are more representative of the entire year's results.

In cases of tenants who cease making rental payments or abandon the premises in breach of the lease terms, we pursue collection through the use of collection agencies or other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, we have taken legal action when we thought there could be a possible collection. There have been no funds recovered as a result of these actions during the years ended December 31, 2001, 2000 or 1999. As of December 31, 2001, no action is being taken against any tenants to collect funds through the remedies discussed above.

Other Income

Other income increased approximately $160,000 in 2001, as a result of a one-time settlement of certain claims in our favor.

Operating Expenses - Affiliated

Operating expenses - affiliated decreased approximately $103,000, or 21%, in 2000. The decrease is due primarily to decreased personnel costs. Operating expenses - affiliated are for services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services may include property management, leasing, maintenance, security and others necessary to manage and operate our properties.

Loss on Disposal of Assets

The loss on disposal of assets in 2001 is the result of replacing the exterior lights at Peachtree Corporate Center. The loss on disposal of assets in 2000 can be attributed to exterior painting at Peachtree Corporate Center. The loss on disposal of assets in 1999 is the result of a loss on the following items: land improvements at Peachtree Corporate Center, building improvements at NTS Center and Plainview Center and tenant improvements at Plainview Center. The losses are the result of various property renovations including: resurfacing the parking lot at Peachtree Corporate Center, replacing corridor carpet at NTS Center, redesigning the lobby area at Plainview Center and accommodating new leases and improving the marketability of vacant suites at Plainview Center. In order to complete the renovations, it was necessary to replace improvements which were not fully depreciated. The losses represent the costs of unamortized assets which were replaced as a result of the renovations.

Interest Expense

Interest expense increased approximately $126,000, or 24%, in 2000, as a result of the increased mortgage payable secured by Plainview Center. The note bears interest at Prime -.25%. The increase in interest expense is partially offset by principal payments made on our mortgage secured by NTS Center.

Management Fees

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations in revenue between years will differ from the fluctuations of management fees expense. The approximate $27,000, or 16%, increase in management fees in 2001, and $12,000, or 8%, in 2000, can be attributed to increased occupancy and related revenues at Plainview Center.

Real Estate Taxes

Real estate taxes decreased approximately $11,000, or 5%, in 2001, primarily as a result of a decrease in the tax assessment for the Plainview Center building.

Professional and Administrative Expenses

Professional and administrative expenses decreased approximately $28,000, or 26%, in 2000, primarily as a result of costs incurred for legal fees related to the tender offers.

Professional and Administrative Expenses - Affiliated

Professional and administrative expenses - affiliated increased approximately $22,000, or 18%, in 2001 and $18,000, or 17%, in 2000, primarily as a result of increased personnel costs. Professional and administrative expenses - affiliated are for services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include legal, financial and others necessary to manage and operate the Partnership.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $102,000, or 8%, in 2001 and approximately $174,000, or 16%, in 2000, as the result of assets being placed in service. Assets placed in service are tenant improvements and building and land improvements at all our properties. The increase in depreciation and amortization expense is partially offset by a portion of our assets (primarily tenant finish improvements) becoming fully depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 6-30 years for land improvements, 5-30 years for buildings and improvements, 3-27 years for amenities and the applicable lease term for tenant improvements. The aggregate costs of our properties for federal tax purposes is approximately $28,600,000.

Cash Flows and Financial Condition

The majority of our cash flow is derived from operating activities. Cash flows used in investing activities consist of amounts spent for capital improvements at our properties and for the purchases of investment securities. As a part of our cash management activities, we have periodically purchased certificates of deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return of our excess cash reserves. We hold the securities until maturity. Cash flows provided by investing activities result from the maturity of investment securities. Cash flows used in financing activities consist of cash distributions, principal payments on mortgages payable, payment of loan costs and amounts paid to repurchase limited partnership Interests. We do not expect any material changes in the mix and relative cost of capital resources from those in 2001.

We do not foresee any material reduction in occupancy levels at any of our properties which would have a material adverse effect upon our cash flow.

The following table illustrates our cash flows provided by or used in operating activities, investing activities and financing activities.

                                                            2001           2000            1999
                                                       --------------  -------------  --------------
Operating activities                                  $     1,458,699 $      237,780 $     1,183,433
Investing activities                                         (799,633)      (903,810)     (2,461,264)
Financing activities                                         (349,238)       606,662       1,148,519
                                                       --------------  -------------  --------------

     Net increase (decrease) in cash and equivalents  $       309,828 $      (59,368)$      (129,312)
                                                       ==============  =============  ==============

Net cash provided by operating activities increased approximately $1,221,000 in 2001. The increase was primarily driven by increased income from operations before depreciation and the change in accounts payable.

Net cash provided by operating activities decreased approximately $946,000, or 80%, in 2000. The decrease was primarily driven by a decrease in accounts payable offset by increased income from operations before depreciation.

Net cash used in investing activities decreased approximately $104,000 in 2001 and $1,557,000 in 2000, as compared to 2000 and 1999, respectively, as a result of decreased capital expenditures.

Net cash provided by financing activities decreased approximately $956,000 in 2001 and $542,000 in 2000, as compared to 2000 and 1999, respectively, as a result of a decrease in funds drawn on the mortgage loan obtained March 2, 1999, due to a decrease in renovations and tenant finish activity. The 2000 decrease is partially offset by a decrease in the repurchase of limited partnership Interests.

We indefinitely suspended distributions starting December 31, 1996, as a result of the anticipated decrease in occupancy at Plainview Center. Cash reserves (which consist of unrestricted cash as shown on our balance sheets as of December 31) were $354,992 and $45,164 at December 31, 2001 and 2000, respectively.

Due to the fact that no distributions were made during 2001, 2000 or 1999, the table which presents that portion of the distribution that represents a return of capital in accordance with GAAP basis has been omitted.

In the next 12 months, we expect the demand on future liquidity to increase as a result of future leasing activity driven primarily by the decreased occupancy at Plainview Center. There has been and will likely continue to be a protracted period for Plainview Center to become fully leased again and substantial funds, currently estimated to be approximately $161,000, will likely be needed for leasing expenses, especially those needed to refinish space for new tenants. As of December 31, 2001, we had no commitments for tenant finish improvements at Plainview Center.

Future liquidity will also be affected by increased insurance expense. We have budgeted for an increase of approximately 25% upon renewal of our policies in September 2002, as compared to 2001.

As of December 31, 2001, we anticipate making certain building improvements totaling approximately $218,000, which will be funded by cash from operations. These improvements include HVAC and exterior lighting replacements and landscaping renovations at Peachtree Corporate Center ($87,000), window repairs at Plainview Center ($80,000) and HVAC replacements and stairwell and parking lot repairs at NTS Center ($51,000).

Pursuant to Section 16.4 of our Amended and Restated Agreement of Limited Partnership, we established an Interest Repurchase Reserve in 1995. During the years ended December 31, 1998, 1997 and 1996, we have funded $75,000, $0 and $243,700, respectively to the reserve. Through September 30, 1998 (the commencement of the First Tender Offer), we had repurchased a total of 1,830 Interests for $393,240, at a price ranging from $208 to $250 per Interest. Repurchased Interests were retired by us, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The funds remaining in the Interest Repurchase Reserve at the commencement of the First Tender Offer (discussed below) were returned to unrestricted cash for utilization in our operations.

Between September 30, 1998 and December 31, 2000, we and ORIG , LLC, ("ORIG") an affiliate of ours, (the "Offerors"), filed three tender offers with the Securities and Exchange Commission. Through the three tender offers, we repurchased 1,100 Interests for $275,000 or $250 per Interest. ORIG purchased 2,092 Interests for $523,000 or $250 per Interest. Interests repurchased by us were retired. Interests purchased by ORIG are being held by it.

On June 25, 2001, the Offerors commenced a tender offer for up to 200 Interests at a price of $250 per Interest. We offered to purchase the first 100 Interests tendered. ORIG offered to purchase up to an additional 100 Interests. If more than 200 Interests were tendered, the Offerors could purchase interests on a pro rata basis, or all Interests tendered. The total costs of the tender offer were expected to be $60,000, consisting of $50,000 to purchase 200 Interests and $10,000 for expenses. Our share of these costs was estimated to be $30,000. Interests repurchased by us would be retired while those purchased by ORIG would be held by it. The tender offer was scheduled to expire on September 25, 2001.

On July 18, 2001, a third party (the "Third-Party Purchaser"), unaffiliated with us or ORIG, commenced a tender offer at a price of $275 per Interest, which was scheduled to expire on August 16, 2001.

On July 23, 2001, the Offerors sent an amended offer to purchase increasing the purchase price to $285 per Interest. On July 30, 2001, the Offerors amended their tender offer to increase the number of Interests from 200 to 2,000. The total costs of the tender offer were expected to be $585,000, consisting of $570,000 to purchase 2,000 Interests and $15,000 for expenses. Our share of these costs was estimated to be $29,250.

On August 16, 2001, the same Third-Party Purchaser sent notice to our limited partners stating that the purchase price of their offer had increased from $275 to $290 per Interest and that the offer would expire on August 30, 2001.

On August 17, 2001, the Offerors increased the purchase price under the tender offer to $300 per Interest. The Third-Party Purchaser has not made any public filings since August 16, 2001, and we have no knowledge as to whether the Third-Party purchased any Interests pursuant to its offer.

On September 21, 2001, the Offerors extended the expiration date of the tender offer to October 12, 2001. On October 17, 2001, a total of 1,311 Interests were tendered, pursuant to the June 25, 2001 tender offer as amended, which expired on October 12, 2001. The Offerors accepted all Interests tendered at a purchase price of $300 per Interest. We repurchased 100 Interests and ORIG purchased 1,211 Interests, for a total of $393,300.

The offering price per Interest was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Interests.

The following describes the efforts being taken by us to increase the occupancy levels at our properties. At Peachtree Corporate Center in Norcross, Georgia, we have an off-site leasing agent, who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff. The leasing and renewal negotiations for NTS Center and Plainview Center are handled by leasing agents, employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as both commercial properties. All advertising for the Louisville properties is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky.

Leases at all our properties provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. These lease provisions should protect our operations from the impact of inflation and changing prices.

Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

                                                        Payments Due by Period
                                   ----------------------------------------------------------------
                                                 Within One   Two - Three   Four - Five    After 5
    Contractual Obligations          Total          Year         Years         Years        Years
--------------------------------   -----------  -----------  -----------   -----------  -----------
Long-term debt                    $  8,396,915 $    400,828 $  2,979,243  $    714,755 $  4,302,089

Capital lease obligations                   --           --           --            --           --

Operating leases (1)                        --           --           --            --           --

Other long-term obligations (2)             --           --           --            --           --
                                   -----------  -----------  -----------   -----------  -----------

Total contractual cash
  obligations                     $  8,396,915 $    400,828 $  2,979,243  $    714,755 $  4,302,089
                                   ===========  ===========  ===========   ===========  ===========
  We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.
  We are party to several annual maintenance agreements with vendors for such items as outdoor maintenance and security systems, which we may or may not renew each year.

                                                    Amount of Commitment Expiration Per Period
                                               ---------------------------------------------------
                                    Total
       Other Commercial            Amounts      Within One   Two - Three   Four - Five   Over 5
          Commitments             Committed        Year         Years         Years       Years
-------------------------------  ------------  ------------  -----------   -----------  ----------
Line of credit                  $          -- $          -- $         --  $         -- $        --

Standby letters of credit and
  guarantees                               --            --           --            --          --

Other commercial
  commitments (1)                          --            --           --            --          --
                                 ------------  ------------  -----------   -----------  ----------

Total commercial
  commitments                   $          -- $          -- $         --  $         -- $        --
                                 ============  ============  ===========   ===========  ==========
  We do not, as a practice, enter into long term purchase commitments for commodities or services. We may from time to time agree to "fee for service arrangements" which are for a term of greater than one year.
Cautionary Statements

Our liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following:

  our ability to achieve planned revenues;
  our ability to make payments due under our debt agreements;
  our ability to negotiate and maintain terms with vendors and service providers for operating expenses;
  competitive pressures from other real estate companies, including large commercial real estate companies, which may affect the nature and viability of our business strategy;

  trends in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by us;
  our ability to predict the demand for specific rental properties;
  our ability to attract and retain tenants;
  availability and costs of management and labor employed;
  real estate occupancy and development costs, including substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants;
  the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond our control, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God; and
  the risk of revised zoning laws, taxes, and utilities regulations as well as municipal mergers of local governmental entities.

At Plainview Center, there has been and will likely continue to be a protracted period for the property to become fully leased again. Failure to lease the vacant space at Plainview Center may have an adverse effect on our operations. The extent of the impact on us is unknown at this time.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of our debt bears interest at a fixed rate with the exception of the $3,500,000 note payable which we obtained on May 9, 2000. At December 31, 2001, a hypothetical 100 basis point increase in interest rates would result in an approximately $309,000 decrease in the fair value of the debt and would increase interest expense on the variable rate mortgage by approximately $24,800.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NTS-Properties III:

We have audited the accompanying balance sheets of NTS-Properties III (a Georgia limited partnership), as of December 31, 2001 and 2000, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties III as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Real Estate and Accumulated Depreciation included in this filing is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

NTS-PROPERTIES III
BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000

                                                     2001                2000
                                               -----------------   -----------------

ASSETS
------
Cash and equivalents                          $          354,992  $           45,164
Cash and equivalents - restricted                         16,547               4,923
Accounts receivable                                      519,451             417,500
Land, buildings and amenities, net                    10,481,019          11,000,173
Other assets                                             413,300             480,521
                                               -----------------   -----------------

     TOTAL ASSETS                             $       11,785,309  $       11,948,281
                                               =================   =================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages payable                             $        8,396,915  $        8,716,153
Accounts payable                                         164,580             228,959
Security deposits                                        141,924             136,837
Other liabilities                                         76,073              21,029
                                               -----------------   -----------------

     TOTAL LIABILITIES                                 8,779,492           9,102,978

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' EQUITY                                       3,005,817           2,845,303
                                               -----------------   -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY        $       11,785,309  $       11,948,281
                                               =================   =================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                   2001           2000            1999
                                               -------------  -------------   -------------
REVENUES
--------
Rental income, net of provision for doubtful
  accounts of $33,560 (2001), $5,762
  (2000) and $19,081 (1999)                   $    3,652,281 $    3,165,834  $    2,919,927
Rental income - affiliated                           295,336        295,336         295,336
Interest and other income                            178,539         18,940          13,399
                                               -------------  -------------   -------------

     TOTAL REVENUES                                4,126,156      3,480,110       3,228,662

EXPENSES
--------
Operating expenses                                   963,207        928,655         948,995
Operating expenses - affiliated                      389,479        377,126         479,799
Loss on disposal of assets                             7,684         11,230         332,333
Interest expense                                     618,817        650,428         523,950
Management fees                                      196,058        169,549         157,290
Real estate taxes                                    204,214        214,954         210,708
Professional and administrative expenses              79,748         81,067         109,381
Professional and administrative expenses -
  affiliated                                         144,019        122,258         104,227
Depreciation and amortization                      1,332,416      1,230,690       1,056,775
                                               -------------  -------------   -------------

    TOTAL EXPENSES                                 3,935,642      3,785,957       3,923,458
                                               -------------  -------------   -------------

Net income (loss)                             $      190,514 $     (305,847) $     (694,796)
                                               =============  =============   =============

Net income (loss) allocated to the limited
  partners                                    $      256,814 $     (232,483) $     (616,784)
                                               =============  =============   =============

Net income (loss) per limited partnership
  Interest                                    $        20.30 $       (18.21) $      (46.54)
                                               =============  =============   =============

Weighted average number of limited
  partnership Interests                               12,649         12,769         13,253
                                               =============  =============   =============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF PARTNERS' EQUITY (1)
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                   Limited        General
                                                  Partners        Partner         Total
                                                -------------  -------------  --------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Balances at December 31, 1998                  $    4,231,554 $     (110,608)$     4,120,946

   Net loss                                          (616,784)       (78,012)       (694,796)

   Repurchase of limited partnership Interests       (250,000)            --        (250,000)
                                                -------------  -------------  --------------

Balances at December 31, 1999                       3,364,770       (188,620)      3,176,150

   Net loss                                          (232,483)       (73,364)       (305,847)

   Repurchase of limited partnership Interests        (25,000)            --         (25,000)
                                                -------------  -------------  --------------

Balances at December 31, 2000                       3,107,287       (261,984)      2,845,303

   Net income (loss)                                  256,814        (66,300)        190,514

   Repurchase of limited partnership Interests        (30,000)            --         (30,000)
                                                -------------  -------------  --------------

Balances at December 31, 2001                  $    3,334,101 $     (328,284)$     3,005,817
                                                =============  =============  ==============
  For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income."

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                              2001         2000         1999
                                                            -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income (loss)                                          $    190,514 $   (305,847)$   (694,796)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Provision for doubtful accounts                              33,560        5,762       19,081
    Write-off of uncollectible accounts receivable              (33,560)     (21,274)          --
    Loss on disposal of assets                                    7,684       11,230      332,333
    Depreciation and amortization                             1,449,773    1,349,422    1,138,569
    Changes in assets and liabilities:
      Cash and equivalents - restricted                         (11,624)       3,150      131,277
      Accounts receivable                                      (101,951)       2,785     (239,527)
      Other assets                                              (71,449)    (117,673)    (187,039)
      Accounts payable                                          (64,379)    (661,073)     669,128
      Security deposits                                           5,087       (5,736)      43,962
      Other liabilities                                          55,044      (22,966)     (29,555)
                                                            -----------  -----------  -----------

     Net cash provided by operating activities                1,458,699      237,780    1,183,433
                                                            -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                     (799,633)    (903,810)  (2,461,264)
                                                            -----------  -----------  -----------

     Net cash used in  investing activities                    (799,633)    (903,810)  (2,461,264)
                                                            -----------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Increase in mortgage payable                                    462,945      977,071    1,646,234
Principal payments on mortgages payable                        (782,183)    (334,774)    (228,523)
Increase in loan costs                                               --      (10,635)     (19,192)
Repurchase of limited partnership Interests                     (30,000)     (25,000)    (250,000)
                                                            -----------  -----------  -----------

    Net cash (used in) provided by financing activities        (349,238)     606,662    1,148,519
                                                            -----------  -----------  -----------

    Net increase (decrease) in cash and equivalents             309,828      (59,368)    (129,312)

CASH AND EQUIVALENTS, beginning of year                          45,164      104,532      233,844
                                                            -----------  -----------  -----------

CASH AND EQUIVALENTS, end of year                          $    354,992 $     45,164 $    104,532
                                                            ===========  ===========  ===========

Interest paid on a cash basis                              $    617,633 $    621,449 $    498,283
                                                            ===========  ===========  ===========

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

Note 1 - Significant Accounting Policies

A) Organization

NTS-Properties III (the "Partnership") is a limited partnership organized under the laws of the state of Georgia on June 24, 1982. The General Partner is NTS-Properties Associates, a Georgia limited partnership. The terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in these properties. We are in the business of owning and operating commercial real estate.

The financial statements include the accounts of all wholly-owned properties. Intercompany transactions and balances have been eliminated.

B) Properties

We own and operate the following properties:

  Peachtree Corporate Center, a business park with approximately 193,000 net rentable square feet located in Norcross, Georgia, a suburb of Atlanta.

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
C) Changes in the Names of Properties Held by the Partnership

In the second quarter of 1999, Plainview Plaza II was renamed NTS Center and Plainview Triad North was renamed Plainview Center.

D) Allocation of Net Income (Loss) and Cash Distributions

Net Cash Receipts, as defined in the Partnership Agreement, will be distributed, to the extent made available, to the limited partners in an amount equal to the greater of 10% per year, non-cumulative, of their invested capital or their pro rata share of such Net Cash Receipts, as defined in the Partnership Agreement. The balance of the Net Cash Receipts, as defined in the Partnership Agreement, would be available for distribution to the General Partner until the General Partner has received its pro rata share of such Net Cash Receipts. At such time as the limited partners have received cash distributions equal to their original capital contributions, cash flow would be distributed 52% to the limited partners and 48% to the General Partner. In general, operating income and losses (exclusive of depreciation) are allocated to the limited partners and the General Partner in proportion to their respective distributions of cash for all periods presented in the accompanying financial statements. In no event, however, will the portion of any item of our income, gain, loss, deduction or credit allocated to the General Partner be less than 1%. Starting December 31, 1996, we have indefinitely interrupted distributions.

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

E) Tax Status

We have received a ruling from the Internal Revenue Service stating that we are classified as a limited partnership for federal income tax purposes. As such, we make no provision for income taxes. The taxable income or loss is passed through to the holders of partnership Interests for inclusion on their individual income tax returns.

A reconciliation of net income (loss) for financial statement purposes versus that for income tax reporting is as follows:

                                                     2001            2000           1999
                                                --------------  -------------  -------------
Net income (loss)                              $       190,514 $     (305,847)$     (694,796)
Items handled differently for tax purposes:
  Depreciation and amortization                        666,561        593,094        523,494
  Prepaid rent and other capitalized costs             (94,198)      (125,560)       (44,971)
  Loss on disposal of assets                           (10,648)       (61,355)      (231,592)
  Allowance for doubtful accounts                           --        (15,512)        12,478
  Other                                                 10,164          4,828         43,401
                                                --------------  -------------  -------------

Taxable income (loss)                          $       762,393 $       89,648 $     (391,986)
                                                ==============  =============  =============
F) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

G) Cash and Equivalents

The Partnership has a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. Government or agency securities on a nightly basis. As of December 31, 2001, approximately $332,000 was transferred into the investment.

H) Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds which have been escrowed with a mortgage company for NTS Center's property taxes in accordance with the loan agreement.

I) Basis of Property and Depreciation

Land, buildings and amenities are stated at cost to us as determined by the historical cost of the property to the General Partner for its interest and by the purchase price of the property to us for the limited partners' interests. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 6-30 years for land improvements, 5-30 years for buildings and improvements, 3-27 years for amenities and the applicable lease term for tenant improvements.

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the years ended December 31, 2001, 2000 and 1999, did not result in an impairment loss.

J) Revenue Recognition - Rental Income and Capitalized Leasing Costs

We recognize revenue in accordance with each tenant's lease agreement. Certain of our lease agreements are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income from these leases in accounts receivable was approximately $390,000 and $241,000 at December 31, 2001 and 2000, respectively. All commissions paid to leasing agents are deferred and amortized on a straight-line basis over the term of the lease to which they apply.

K) Advertising

We expense advertising-type costs as incurred. Advertising expense was immaterial to us during the years ended December 31, 2001, 2000 and 1999.

L) Statements of Cash Flows

For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

M) Reclassifications of 2000 and 1999 Financial Statements

Certain reclassifications have been made to the December 31, 2000 and 1999 financial statements to conform with December 31, 2001 classifications. These reclassifications have no effect on previously reported operating results or partners' equity.

N) Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for financial statements issued for fiscal years beginning after December 15, 2001. We will subject our financial statements to the standards of SFAS No. 144 when applicable.

Note 2 - Concentration of Credit Risk

NTS-Properties III is a limited partnership which owns and operates commercial properties in Norcross, Georgia, a suburb of Atlanta, and Jeffersontown, Kentucky, a suburb of Louisville. The following table contains approximate data for tenants whose rents represent 10% or more of the Total Revenues:

                         2001                          2000                       1999
               ---------------------------  --------------------------  -------------------------
                                 % of                        % of                        % of
Major Tenant:    Rents         Revenue        Rents         Revenue        Rents        Revenue
-------------  -----------  --------------  -----------  -------------  ------------ ------------
       1      $    568,391      13.8%      $    557,507      16.0%     $     546,836     16.9%
       2      $    696,466      16.9%      $    408,240      11.7%     $         N/A      N/A

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 3 - Interest Repurchase Reserve and Tender Offers

Pursuant to Section 16.4 of our Amended and Restated Agreement of Limited Partnership, we established an Interest Repurchase Reserve in 1995. During the years ended December 31, 1998, 1997 and 1996, we have funded $75,000, $0 and $243,700, respectively to the reserve. Through

September 30, 1998 (the commencement of the First Tender Offer), we had repurchased a total of 1,830 Interests for $393,240, at a price ranging from $208 to $250 per Interest. Repurchased Interests were retired by us, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The funds remaining in the Interest Repurchase Reserve at the commencement of the First Tender Offer (discussed below) were returned to unrestricted cash for utilization in our operations.

Between September 30, 1998 and December 31, 2000, we and ORIG , LLC, ("ORIG") an affiliate of ours, (the "Offerors"), filed three tender offers with the Securities and Exchange Commission. Through the three tender offers, we repurchased 1,100 Interests for $275,000 or $250 per Interest. ORIG purchased 2,092 Interests for $523,000 or $250 per Interest. Interests repurchased by us were retired. Interests purchased by ORIG are being held by it.

On June 25, 2001, the Offerors commenced a tender offer for up to 200 Interests at a price of $250 per Interest. We offered to purchase the first 100 Interests tendered. ORIG offered to purchase up to an additional 100 Interests. If more than 200 Interests were tendered, the Offerors could purchase interests on a pro rata basis, or all Interests tendered. The total costs of the tender offer were expected to be $60,000, consisting of $50,000 to purchase 200 Interests and $10,000 for expenses. Our share of these costs was estimated to be $30,000. Interests repurchased by us would be retired while those purchased by ORIG would be held by it. The tender offer was scheduled to expire on September 25, 2001.

On July 18, 2001, a third party (the "Third-Party Purchaser"), unaffiliated with us or ORIG, commenced a tender offer at a price of $275 per Interest, which was scheduled to expire on August 16, 2001.

On July 23, 2001, the Offerors sent an amended offer to purchase increasing the purchase price to $285 per Interest. On July 30, 2001, the Offerors amended their tender offer to increase the number of Interests from 200 to 2,000. The total costs of the tender offer were expected to be $585,000, consisting of $570,000 to purchase 2,000 Interests and $15,000 for expenses. Our share of these costs was estimated to be $29,250.

On August 16, 2001, the same Third-Party Purchaser sent notice to our limited partners stating that the purchase price of their offer had increased from $275 to $290 per Interest and that the offer would expire on August 30, 2001.

On August 17, 2001, the Offerors increased the purchase price under the tender offer to $300 per Interest. The Third-Party Purchaser has not made any public filings since August 16, 2001, and we have no knowledge as to whether the Third-Party purchased any Interests pursuant to its offer.

On September 21, 2001, the Offerors extended the expiration date of the tender offer to October 12, 2001. On October 17, 2001, a total of 1,311 Interests were tendered, pursuant to the June 25, 2001 tender offer as amended, which expired on October 12, 2001. The Offerors accepted all Interests tendered at a purchase price of $300 per Interest. We repurchased 100 Interests and ORIG purchased 1,211 Interests, for a total of $393,300.

The offering price per Interest was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Interests.

Note 4 - Land, Buildings and Amenities

The following schedule provides an analysis of our investment in property held for lease as of December 31:

                                              2001                 2000
                                       ------------------   ------------------
Land and improvements                $          4,904,502 $          4,835,214

Buildings and improvements                     23,533,808           22,850,890

Amenities                                         157,187              157,187
                                       ------------------   ------------------

                                               28,595,497           27,843,291

   Less accumulated depreciation               18,114,478           16,843,118
                                       ------------------   ------------------

                                     $         10,481,019 $         11,000,173
                                       ==================   ==================
Note 5 - Mortgages Payable

Mortgages payable as of December 31 consist of the following:

                                                              2001                2000
                                                       ------------------  ------------------
Mortgage payable to an insurance company, bearing
interest at 6.89%, maturing April 10, 2015, secured
by land and buildings.                                $         5,920,665 $         6,182,848

Mortgage payable to a bank, bearing a variable
interest rate of Prime -.25%, due March 1, 2002,
secured by land and a building.  The current rate at
December 31, 2001 is 4.50%.  On February 28, 2002,
we extended the maturity date from March 1, 2002 to
March 1, 2004.                                                  2,476,250           2,533,305
                                                       ------------------  ------------------

                                                      $         8,396,915 $         8,716,153
                                                       ==================  ==================

Scheduled maturities of debt are as follows:

For the Years Ended December 31,                 Amount
------------------------------------   ---------------------------
                2002                 $                     400,828
                2003                                       420,800
                2004                                     2,558,443
                2005                                       345,106
                2006                                       369,649
             Thereafter                                  4,302,089
                                       ---------------------------

                                     $                   8,396,915
                                       ===========================

Based on the borrowing rates currently available to us for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $8,182,000.

Note 6 - Rental Income Under Operating Lease

The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 2001:

For the Years Ended December 31,                 Amount
------------------------------------   ---------------------------
                2002                 $                   3,334,660
                2003                                     2,790,620
                2004                                     1,994,977
                2005                                       936,691
                2006                                       623,467
             Thereafter                                    410,733
                                       ---------------------------

                                     $                  10,091,148
                                       ===========================
Note 7 - Related Party Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross revenues from our properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of the costs incurred which relates to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts pursuant to an agreement with NTS Development Company for the twelve months ended December 31, 2001, 2000 and 1999. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                              For the Years Ended December 31,
                                                       --------------------------------------------
                                                            2001           2000           1999
                                                       --------------  -------------  -------------
Property management fees                              $       196,058 $      169,549 $      157,290
                                                       --------------  -------------  -------------

Property management                                           222,960        204,586        252,627
Leasing                                                       129,866        133,598        194,184
Administrative - operating                                     29,839         29,700         29,988
Other - operating                                               6,814          9,242          3,000
                                                       --------------  -------------  -------------

     Total operating expenses - affiliated                    389,479        377,126        479,799
                                                       --------------  -------------  -------------

Professional and administrative expenses - affiliated         144,019        122,258        104,227
                                                       --------------  -------------  -------------

Repairs and maintenance fees                                   38,047         34,762        141,626
Leasing commissions                                             9,191         75,124         68,324
Construction management                                            --          2,912          5,679
                                                       --------------  -------------  -------------

     Total related party transactions capitalized              47,238        112,798        215,629
                                                       --------------  -------------  -------------

     Total related party transactions                 $       776,794 $      781,731 $      956,945
                                                       ==============  =============  =============

During 2001, NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot. We received approximately $295,000 in rental payments from NTS Development Company during 2001, 2000 and 1999.

Effective November 19, 1999, the NTS Development Company lease at NTS Center was extended for two years to March 31, 2004, at a rental rate of $14.50 per square foot for 20,368 square feet. Leasing arrangements contemplated allowances for certain tenant finishes. Costs related to such tenant finishes were capitalized within the line item land, buildings and amenities in the accompanying balance sheets. Such capital expenditures were approximately $4,750 and $235,000 as of and for the years ended December 31, 2001 and 2000, respectively.

Note 8 - Commitments and Contingencies

We, as an owner of real estate, are subject to various environmental laws of federal, state and local governments. Compliance by us with existing laws has not had a material adverse effect on our financial condition and results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future.

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnership and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which Interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the proceeds distributed. Our General Partner believes that this action is without merit, and intends to vigorously defend it. No amounts have been accrued as a liability for this action in our financial statements at December 31, 2001.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations except as discussed herein. However, due to the recent event on September 11, 2001 affecting the insurance industry, we are unable to determine at what price we will be able to renew our insurance coverage when the current policies expire in September 2002, or if the coverage available will be adequate.

One tenant at Plainview Center previously occupied approximately 65% of the building. As a result of this tenant vacating the remainder of their space on March 31, 1999, there has been and will likely continue to be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be approximately $161,000, will likely be needed for leasing expenses, especially those needed to refinish space for new tenants. Such costs will be funded from additional available loan proceeds and cash reserves.

As of December 31, 2001, we anticipate making certain building improvements totaling approximately $218,000, which will be funded by cash from operations. These improvements include HVAC and exterior lighting replacements and landscaping renovations at Peachtree Corporate Center ($87,000), window repairs at Plainview Center ($80,000) and HVAC replacements and stairwell and parking lot repairs at NTS Center ($51,000).

Note 9 - Segment Reporting

Our reportable operating segments include only one segment - Commercial Real Estate Operations.

Note 10 - Selected Quarterly Financial Data (Unaudited)

                                                         For the Quarters Ended
                                      -------------------------------------------------------------
                2001                    March 31        June 30      September 30     December 31
------------------------------------  -------------  -------------  --------------- ---------------

Total revenues                         $  1,107,091  $     984,026   $ 1,001,311    $ 1,033,728
Total expenses                              944,357      1,010,142       974,961      1,006,182
Net income (loss)                           162,734        (26,116)       26,350         27,546
Net income (loss) allocated to the
  limited partners                          178,158         (8,804)       43,138         44,322
Net income (loss) per limited
  partnership Interest                        14.06          (0.69)         3.40           3.53

                                                       For the Quarters Ended
                                      ---------------------------------------------------------
                2000                     March 31      June 30     September 30    December 31
------------------------------------  ------------  ------------  -------------  --------------

Total revenues                         $   861,295   $   854,099   $    832,648   $  932,068
Total expenses                             898,544       959,139        977,202      951,072
Net income (loss)                          (37,249)     (105,040)      (144,554)     (19,004)
Net income (loss) allocated to the
  limited partners                         (19,301)      (86,419)      (125,528)      (1,235)
Net income (loss) per limited
  partnership Interest                       (1.51)        (6.77)         (9.83)       (0.10)

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure

None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Because we are a limited partnership and not a corporation, we have no directors or officers as such. Management is the responsibility of our General Partner, NTS-Properties Associates. We have entered into a management contract with NTS Development Company, an affiliate of our General Partner, to provide property management services.

The General Partners of NTS-Properties Associates are as follows:

J. D. Nichols

Mr. Nichols (age 60) is the managing general partner of NTS-Properties Associates and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

L. C. Aroh

Mr. Aroh (age 72) has been an independent real estate developer for the past 26 years. He is a partner in other real estate developments with the principals of NTS Development Company.

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

Gary D. Adams

Mr. Adams (age 56) is Senior Vice President of NTS Development Company. Since joining the NTS organization in May 1977, Mr. Adams has been involved in the development, construction and management of properties in the southeast region.

A. Toni Rizzo

Mr. Rizzo (age 54) joined Abel Construction during 1995 as the Director of Business Development. From 1985 to 1995, Mr. Rizzo was an officer of the Huntington Group and prior to 1985 was an employee of NTS Development Company.

The Manager of our properties is NTS Development Company, the executive officers and/or directors of which are J. D. Nichols, Brian F. Lavin and Gregory A. Wells.

Brian F. Lavin

Mr. Lavin (age 48) serves as President and Chief Operating Officer of NTS Corporation and NTS Development Company. Mr. Lavin joined the Manager in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of the Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Young President's Organization, the Institute of Real Estate Management, council member of the Urban Land Institute and member of the National Multi-Housing Council. He has served on the Boards of the Louisville Science Center, Louisville Ballet, Greater Louisville Inc., National Multi-Housing Council and Louisville Apartment Association. Currently, Mr. Lavin serves on the Board of Overseers of the University of Louisville, the Board of Trustees for the Louisville Olmsted Parks Conservancy, Inc., and the Home Builders Association's Program Committee.

Gregory A. Wells

Mr. Wells (age 43), Senior Vice President and Chief Financial Officer of NTS Corporation and NTS Development Company, joined the Manager in July, 1999. From May 1998 through July 1999, Mr. Wells served as Chief Financial Officer of Hokanson Companies, Inc. and as Secretary and Treasurer of Hokanson Construction, Inc., Indianapolis, Indiana from January 1995 through May 1998. In these capacities, he directed financial and operational activities for commercial rental real estate, managed property, building and suite renovations, out of ground commercial and residential construction and third party management. Mr. Wells previously served as Vice President of Operations and Treasurer of Executive Telecom Systems, Inc. a subsidiary of the Bureau of National Affairs, Inc. (Washington, D.C.). Mr. Wells attended George Mason University, where he received a Bachelor's Degree in Business Administration. Mr. Wells is a Certified Public Accountant in Virginia and Kentucky and is active in various charitable and philanthropic endeavors in the Louisville and Indianapolis areas.

Item 11 - Management Remuneration and Transactions

The officers and/or directors of our corporate General Partner receive no direct remuneration in such capacities. We are required to pay a property management fee of 5% based on gross revenues to NTS Development Company. We are also required to pay NTS Development Company a repair and maintenance fee on costs related to specific projects and a refinancing fee on net cash proceeds from the refinancing of any of our properties. Also, NTS Development Company provides certain other services to us. See Item 8 - Note 7 to the Financial Statements which describes the calculations of these fees and sets forth transactions with affiliates of our General Partner for the years ended December 31, 2001, 2000 and 1999.

Our General Partner is entitled to receive cash distributions and allocations of profits and losses from us. See Note 1D to the Financial Statements which describes the methods used to determine income allocations and cash distributions.

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, along with Cash Flows and Financial Condition, for information concerning recent tender offers for our limited partners.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following provides details regarding owners of more than 5% of the total outstanding limited partnership Interests as of January 31, 2002.

ORIG, LLC	3,824 Interests (30.41%)
10172 Linn Station Rd.
Louisville, Kentucky 40223

ORIG, LLC is a Kentucky limited liability company, the members of which are J. D. Nichols (1%), Barbara M. Nichols (J.D. Nichols' wife) (74%) and Brian F. Lavin (25%). J.D. Nichols and Brian F. Lavin are the Chairman and President, respectively, of NTS Capital Corporation, a general partner of NTS Properties Associates, our General Partner.

Our General Partner is NTS-Properties Associates, a Georgia limited partnership, 10172 Linn Station Road, Louisville, Kentucky 40223. The partners of our General Partner and their total respective interests in NTS-Properties Associates are as follows:

J. D. Nichols	87.33%
10172 Linn Station Road
Louisville, Kentucky 40223

L. C. Aroh	8.64%
10904 Old Bridge Place
Louisville, Kentucky 40223

A. Toni Rizzo	1.26%
515 Willowhurst Place
Louisville, Kentucky 40223

NTS Capital Corporation	2.67%
10172 Linn Station Road
Louisville, Kentucky 40223

Alliance Realty Corporation	0.10%
500 North Broadway
St. Louis, Missouri 63102

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that certain persons, including persons who own more than ten percent (10%) of our limited partnership Interests, file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), with the U.S. Securities and Exchange Commission (the "SEC"). The SEC requires that these persons furnish us with copies of all forms filed with the SEC.

To our knowledge, based solely on review of the copies of the forms we received, or written representations from certain reporting persons that no additional forms were required for those persons.

Item 13 - Certain Relationships and Related Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross revenues from our properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of the costs incurred which relates to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts pursuant to an agreement with NTS Development Company for the twelve months ended December 31, 2001, 2000 and 1999. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                               For the Years Ended December 31,
                                                       ----------------------------------------------
                                                            2001             2000           1999
                                                       --------------  ---------------  -------------
Property management fees                              $       196,058 $        169,549 $      157,290
                                                       --------------  ---------------  -------------

Property management                                           222,960          204,586        252,627
Leasing                                                       129,866          133,598        194,184
Administrative - operating                                     29,839           29,700         29,988
Other - operating                                               6,814            9,242          3,000
                                                       --------------  ---------------  -------------

     Total operating expenses - affiliated                    389,479          377,126        479,799
                                                       --------------  ---------------  -------------

Professional and administrative expenses - affiliated         144,019          122,258        104,227
                                                       --------------  ---------------  -------------

Repairs and maintenance fees                                   38,047           34,762        141,626
Leasing commissions                                             9,191           75,124         68,324
Construction management                                            --            2,912          5,679
                                                       --------------  ---------------  -------------

     Total related party transactions capitalized              47,238          112,798        215,629
                                                       --------------  ---------------  -------------

     Total related party transactions                 $       776,794 $        781,731 $      956,945
                                                       ==============  ===============  =============

During 2001, NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot. We received approximately $295,000 in rental payments from NTS Development Company during 2001, 2000 and 1999.

Effective November 19, 1999, the NTS Development Company lease at NTS Center was extended for two years to March 31, 2004, at a rental rate of $14.50 per square foot for 20,368 square feet. Leasing arrangements contemplated allowances for certain tenant finishes. Expenses related to such tenant finishes were capitalized within the line item land, buildings and amenities in the accompanying balance sheets. Such capital expenditures were approximately $4,750 and $235,000 as of and for the years ended December 31, 2001 and 2000, respectively.

Our affiliate, ORIG, LLC has participated in Tender Offers for our Interests. See Item 7 and Item 8, Note - 3 for additional information on these tender offers.

PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1 - Financial Statements

The financial statements for the years ended December 31, 2001, 2000 and 1999 along with the report from Arthur Andersen LLP dated March 21, 2002, appear in Part II, Item 8. The following schedules should be read in conjunction with those financial statements.

2 - Financial Statement Schedules

Schedules	Page No.

III-Real Estate and Accumulated Depreciation	44-45

All other schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

3 - Exhibits

Exhibit No.		Page No.

3.	Amended and Restated Agreement and Certificate	*
of Limited Partnership of NTS-Properties III.

10.	Management Agreement between NTS Development	*
Company and NTS-Properties III.

99a.	Management's letter to the Securities and Exchange	**
Commission regarding representations received from
Arthur Andersen LLP.

*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on June 25, 1982
(effective October 13, 1982) under Commission File No. 2-78152.

**	Included with this Form 10-K as Exhibit 99a.

4 - Reports on Form 8-K

None.

NTS-PROPERTIES III
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2001

                                                                              Peachtree
                                                   NTS          Plainview     Corporate
                                                 Center          Center         Center        Total
                                               ------------   -------------  -------------  -----------
Encumbrances                                       (A)             (B)

Initial cost to partnership:
  Land                                        $   1,379,172 $     1,217,886 $    1,408,375 $  4,005,433
  Buildings and improvements                      4,963,604       4,512,172      6,231,114   15,706,890

Cost capitalized subsequent to acquisition:
  Improvements                                    3,455,697       2,195,091      3,211,455    8,862,243
  Carrying costs                                         --              --             --           --

Gross amount at which carried
  December 31, 2001 (C):
    Land                                      $   1,765,889 $     1,391,193 $    1,747,420 $  4,904,502
    Buildings, improvements and amenities         8,032,584       6,533,956      9,103,524   23,670,064
                                               ------------   -------------  -------------  -----------

     Total (E)                                $   9,798,473 $     7,925,149 $   10,850,944 $ 28,574,566
                                               ============   =============  =============  ===========

Accumulated depreciation                      $   6,275,283 $     4,170,844 $    7,657,885 $ 18,104,012
                                               ============   =============  =============  ===========

Date of construction                                 N/A                N/A              N/A

Date acquired                                       01/83              02/83            01/83

Life at which depreciation in latest                 (D)                (D)              (D)
  income statement is computed
  First mortgage held by an insurance company.
  First mortgage held by a bank.
  Aggregate cost of real estate for tax purposes is approximately $28,600,000.
  Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 6-30 years for land improvements, 5-30 years for buildings and improvements, 3-27 years for amenities and the applicable lease term for tenant improvements.
  Reconciliation, net of accumulated depreciation to financial statements:

Total gross cost at December 31, 2001                                          $     28,574,566
Additions to Partnership for computer hardware and software in 1998 and 1999
   (no additions in 2001or 2000)                                                         20,931
                                                                                ---------------

Balance at December 31, 2001                                                         28,595,497
Less accumulated depreciation - per above                                           (18,104,012)
Less accumulated depreciation for Partnership computer hardware and software            (10,466)
                                                                                ---------------

Land, buildings and amenities, net at December 31, 2001                        $     10,481,019
                                                                                ===============

NTS-PROPERTIES III
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                     Real            Accumulated
                                                    Estate           Depreciation
                                               -----------------  ------------------
Balances at December 31, 1998                 $       26,341,200   $      16,121,866

Additions during period:
  Improvements                                         2,461,264                  --
  Depreciation (A)                                            --           1,031,295

Deductions during period:
  Retirements                                         (1,605,527)         (1,273,193)
                                               -----------------    ----------------

Balances at December 31, 1999                         27,196,937          15,879,968

Additions during period:
  Improvements                                           903,810                  --
  Depreciation (A)                                            --           1,209,376

Deductions during period:
  Retirements                                           (257,456)           (246,226)
                                               -----------------    ----------------

Balances at December 31, 2000                         27,843,291          16,843,118

Additions during period:
  Improvements                                           799,633                  --
  Depreciation (A)                                            --           1,311,103

Deductions during period:
  Retirements                                            (47,427)            (39,743)
                                               -----------------    ----------------

Balances at December 31, 2001                 $       28,595,497   $      18,114,478
                                               =================    ================
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

Date: March 29, 2002

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
NTS Capital Corporation

We are a limited partnership and no proxy material has been sent to the limited partners. We will deliver to the limited partners an annual report containing our financial statements and a message from our General Partner.