Form 10-Q
period 2002-03-31
NTS PROPERTIES III
filed 2002-05-14
CIK 703667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-11176

NTS-PROPERTIES III

Incorporated pursuant to the Laws of the State of Georgia

Internal Revenue Service - Employer Identification No. 61-1017240

10172 Linn Station Road, Louisville, Kentucky 40223

(502) 426-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.               Yes |X|      No |   |

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: No aggregate market value can be determined because no established market exists for the limited partnership Interests.

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2002 and December 31, 2001	3

	Statement of Partners' Equity as of March 31, 2002	3

	Statements of Operations for the Three Months
	Ended March 31, 2002 and 2001	4

	Statements of Cash Flows for the Three Months
	Ended March 31, 2002 and 2001	5

	Notes to Financial Statements	6-10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

PART II

Item 1.	Legal Proceedings	18

Item 2.	Changes in Securities	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8-K	18

Signatures		19

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES III
BALANCE SHEETS

                                                                     As of                    As of
                                                                   March 31,              December 31,
                                                                     2002                     2001*
                                                              -------------------      -------------------
                                                                  (UNAUDITED)
ASSETS
------
Cash and equivalents                                         $            269,311     $            354,992
Cash and equivalents - restricted                                          33,836                   16,547
Accounts receivable                                                       523,963                  519,451
Land, buildings and amenities, net                                     10,204,535               10,481,019
Other assets                                                              416,485                  413,300
                                                              -------------------      -------------------

     TOTAL ASSETS                                            $         11,448,130     $         11,785,309
                                                              ===================      ===================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages payable                                            $          7,948,507     $          8,396,915
Accounts payable                                                          124,656                  164,580
Security deposits                                                         143,317                  141,924
Other liabilities                                                         106,285                   76,073
                                                              -------------------      -------------------

     TOTAL LIABILITIES                                                  8,322,765                8,779,492

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' EQUITY                                                        3,125,365                3,005,817
                                                              -------------------      -------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                       $         11,448,130     $         11,785,309
                                                              ===================      ===================

STATEMENT OF PARTNERS' EQUITY
(UNAUDITED)

                                                   Limited             General
                                                   Partners            Partner               Total
                                              ------------------  ------------------  -------------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Initial equity                               $        15,600,000 $         8,039,710 $         23,639,710
Adjustment to historical basis                                --          (5,455,030)          (5,455,030)
                                              ------------------  ------------------  -------------------

     EQUITY                                  $        15,600,000 $         2,584,680 $         18,184,680

Net loss - prior years                                  (217,814)         (2,705,979)          (2,923,793)
Net income (loss) - current year                         131,505             (11,958)             119,547
Cash distributions declared to date                  (11,349,844)           (206,985)         (11,556,829)
Repurchase of limited partnership Interests             (698,240)                 --             (698,240)
                                              ------------------  ------------------  -------------------

BALANCES AT MARCH 31, 2002                   $         3,465,607 $          (340,242)$          3,125,365
                                              ==================  ==================  ===================

*     Reference is made to the audited financial statements in the Form 10-K as filed with the Securities and Exchange Commission on March 29, 2002.

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                           Three Months Ended
                                                                               March 31,
                                                              --------------------------------------------
                                                                     2002                     2001
                                                              -------------------      -------------------
REVENUES
--------
Rental income                                                $            911,257     $            874,123
Rental income - affiliated                                                 73,834                   73,834
Interest and other income                                                   4,192                  159,134
                                                              -------------------      -------------------

     TOTAL REVENUES                                                       989,283                1,107,091
                                                              -------------------      -------------------

EXPENSES
--------
Operating expenses                                                        192,122                  213,857
Operating expenses - affiliated                                            82,645                   98,073
Interest expense                                                          130,749                  168,146
Management fees                                                            48,671                   45,468
Real estate taxes                                                          51,570                   54,273
Professional and administrative expenses                                   20,541                   16,294
Professional and administrative expenses - affiliated                      33,760                   30,045
Depreciation and amortization                                             309,678                  318,201
                                                              -------------------      -------------------

     TOTAL EXPENSES                                                       869,736                  944,357
                                                              -------------------      -------------------

Net income                                                   $            119,547     $            162,734
                                                              ===================      ===================

Net income allocated to the limited partners                 $            131,505     $            178,158
                                                              ===================      ===================

Net income per limited partnership Interest                  $              10.46     $              14.06
                                                              ===================      ===================

Weighted average number of limited partnership Interests                   12,570                   12,670
                                                              ===================      ===================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                         Three Months Ended
                                                                             March 31,
                                                            --------------------------------------------
                                                                   2002                     2001
                                                            -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income                                                 $            119,547     $            162,734
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for doubtful accounts                                          --                    3,508
    Write-off of uncollectible accounts receivable                           --                   (3,508)
    Depreciation and amortization                                       336,952                  347,295
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                 (17,289)                 (20,949)
      Accounts receivable                                                (4,512)                (124,082)
      Other assets                                                      (35,786)                 (15,730)
      Accounts payable                                                  (39,924)                 (91,305)
      Security deposits                                                   1,393                   (4,213)
      Other liabilities                                                  30,212                   86,125
                                                            -------------------      -------------------

     Net cash provided by operating activities                          390,593                  339,875
                                                            -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                              (27,866)                (204,793)
                                                            -------------------      -------------------

     Net cash used in investing activities                              (27,866)                (204,793)
                                                            -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from mortgages payable                                              --                  280,718
Principal payments on mortgages payable                                (448,408)                 (93,867)
                                                            -------------------      -------------------

     Net cash (used in) provided by financing activities               (448,408)                 186,851
                                                            -------------------      -------------------

     Net (decrease) increase in cash and equivalents                    (85,681)                 321,933

CASH AND EQUIVALENTS, beginning of period                               354,992                   45,164
                                                            -------------------      -------------------

CASH AND EQUIVALENTS, end of period                        $            269,311     $            367,097
                                                            ===================      ===================

Interest paid on a cash basis                              $            128,895     $            161,773
                                                            ===================      ===================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
NOTES TO FINANCIAL STATEMENTS

The unaudited financial statements and schedules included herein should be read in conjunction with NTS-Properties III's (the "Partnership") 2001 Form 10-K as filed with the Securities and Exchange Commission on March 29, 2002. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 2002 and 2001. As used in this Form 10-Q the terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in these properties.

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

Note 3 - Concentration of Credit Risk

NTS-Properties III is a limited partnership which owns and operates commercial properties in Norcross, Georgia, a suburb of Atlanta, and Jeffersontown, Kentucky, a suburb of Louisville. One tenant in NTS Center occupies 46% of the office building's net rentable area. One tenant in Plainview Center occupies 50% of the office building's net rentable area.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 4 - Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities on a nightly basis. As of March 31, 2002, approximately $163,500 was transferred into the investment.

Note 5 - Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds which have been escrowed with a mortgage company for NTS Center's property taxes in accordance with the loan agreement.

Note 6 - Basis of Property and Depreciation

Land, buildings and amenities are stated at cost to us as determined by the historical cost of the property to the General Partner for its interest and by the purchase price of the property to us for the limited partners' interests. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 6-30 years for land improvements, 5-30 years for buildings and improvements, 3-27 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of our properties for federal tax purposes is approximately $28,600,000.

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the period ended March 31, 2002 did not result in any impairment loss.

Note 7 - Mortgages Payable

Mortgages payable consist of the following:

                                                             March 31,           December 31,
                                                               2002                  2001
                                                        -------------------   -------------------
Mortgage payable to an insurance company, bearing
interest at 6.89%, maturing April 10, 2015,
secured by land and buildings.                         $          5,852,257  $          5,920,665

Mortgage payable to a bank, bearing a variable
interest rate of Prime -0.25%, due March 1, 2004,
secured by land and a building. The current interest
rate at March 31, 2002 is 4.5%.                                   2,096,250             2,476,250
                                                        -------------------   -------------------

                                                       $          7,948,507  $          8,396,915
                                                        ===================   ===================

Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $7,741,000.

Note 8 - Related Party Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross revenues from our properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of the costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts pursuant to an agreement with NTS Development Company for the three months ended March 31, 2002 and 2001. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                     Three Months Ended
                                                                          March 31,
                                                         -------------------------------------------
                                                                2002                    2001
                                                         ------------------      -------------------

Property management fees                              $              48,671    $              45,468
                                                         ------------------      -------------------

Property management                                                  43,263                   70,913
Leasing                                                              30,457                   18,235
Administrative - operating                                            7,425                    7,425
Other                                                                 1,500                    1,500
                                                         ------------------      -------------------

     Total operating expenses - affiliated                           82,645                   98,073
                                                         ------------------      -------------------

Professional and administrative expenses - affiliated                33,760                   30,045
                                                         ------------------      -------------------

Repairs and maintenance fee                                           1,454                    9,506
Leasing commissions                                                      --                    5,701
                                                         ------------------      -------------------

     Total related party transactions capitalized                     1,454                   15,207
                                                         ------------------      -------------------

Total related party transactions                      $             166,530    $             188,793
                                                         ==================      ===================

During the three months ended March 31, 2002 and 2001, we were charged $1,622 and $1,331, respectively, for property maintenance fees from an affiliate of NTS Development Company.

During the three months ended March 31, 2002 and 2001, NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot. We received approximately $73,800 in rental payments from NTS Development Company during the three months ended March 31, 2002 and 2001. The lease term for NTS Development Company ends on March 31, 2004.

Note 9 - Commitments and Contingencies

We, as an owner of real estate, are subject to various environmental laws of federal, state and local governments. Compliance by us with existing laws has not had a material adverse effect on our financial condition and results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future.

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnership and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which Interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the proceeds distributed. Our General Partner believes that this action is without merit, and intends to vigorously defend it. No amounts have been accrued as a liability for this action in our financial statements at March 31, 2002.

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

One tenant at Plainview Center previously occupied approximately 65% of the building. As a result of this tenant vacating the remainder of their space on March 31, 1999, there has been and will likely continue to be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be approximately $158,000, will likely be needed for leasing expenses, especially those needed to refinish space for new tenants. Such costs will be funded from additional available loan proceeds and cash reserves.

As of March 31, 2002, we anticipate making certain building improvements during 2002 totaling approximately $216,000, which will be funded from cash from operations. These improvements include HVAC and exterior lighting replacements and landscaping renovations at Peachtree Corporate Center ($85,000), window repairs at Plainview Center ($80,000) and HVAC replacements and stairwell and parking lot repairs at NTS center ($51,000).

Note 10 - Segment Reporting

Our reportable operating segments include only one segment - Commercial Real Estate Operations.

Note 11 - Subsequent Event

On May 10, 2002, ORIG, LLC, ("ORIG") an affiliate of ours, filed a tender offer with the Securities and Exchange Commission, to purchase up to 2,000 of the limited partnership Interests at a price of $300 per Interest as of the date of the tender offer. Approximately $610,000 ($600,000 to purchase 2,000 Interests plus approximately $10,000 for expenses associated with the tender offer) is required to purchase all 2,000 Interests. If more than 2,000 Interests are tendered, ORIG may choose to acquire the additional Interests on a pro rata basis. Interests acquired by ORIG will be held by it. The tender offer will expire on August 16, 2002 unless extended. We are not participating in this tender offer.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Financial Statements in Item 1 and the Cautionary Statements below.

Critical Accounting Policies

A critical accounting policy, for our business, is the assumption that our properties' occupancy will remain at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, then our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly affected. This would result in the impairment of the respective properties' assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets."

Cautionary Statements

Some of the statements included in this Item 2 may be considered "forward-looking statements," because such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe" or "expect," indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligations to publicly release the result of any revisions to these forward- looking statements that may be made to reflect any future events or circumstances.

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
  real estate occupancy and development costs, including the substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants;
  the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond our control, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God; and
  the risk of revised zoning laws, taxes and utilities regulations as well as municipal mergers of local governmental entities.

At Plainview Center, there has been and will likely continue to be a protracted period for the property to become fully leased again. Failure to lease the vacant space at Plainview Center may have an adverse effect on our operations and liquidity. The extent of the impact on us is unknown at this time.

Occupancy Levels

The occupancy levels at our properties as of March 31, 2002 and 2001 were as follows:

                                                                      Three Months Ended
                                                                          March 31,
                                                       ------------------------------------------------
                                                            2002 (1)                       2001
                                                       -------------------          -------------------
NTS Center (2)                                                 85%                          93%
Plainview Center (2)                                           68%                          70%
Peachtree Corporate Center                                     82%                          82%
  Current occupancy levels are considered adequate to continue the operation of our properties without additional financing.
  In our opinion, the decrease in period ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The average occupancy levels at our properties during the three months ended March 31, 2002 and 2001 were as follows:

                                                                    Three Months Ended
                                                                         March 31,
                                                      -----------------------------------------------
                                                           2002 (1)                       2001
                                                      ------------------           ------------------
NTS Center (2)                                               91%                          93%
Plainview Center                                             70%                          69%
Peachtree Corporate Center (2)                               82%                          83%
  Current average occupancy levels are considered adequate to continue the operation of our properties without additional financing.
  In our opinion, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
Rental and Other Income

The rental income generated by our properties for the three months ended March 31, 2002 and 2001 were as follows:

                                                                  Three Months Ended
                                                                       March 31,
                                                    -----------------------------------------------
                                                           2002                        2001
                                                    -------------------         -------------------
NTS Center                                         $            350,342      $              341,859
Plainview Center                                   $            306,316      $              291,819
Peachtree Corporate Center                         $            331,359      $              316,312
Results of Operations

If there has not been a material change in an item from March 31, 2001 to March 31, 2002, we have omitted any discussion concerning that item.

Other Income

Other income decreased approximately $155,000, for the three months ended March 31, 2002, as a result of a one-time settlement of certain claims in favor of the Partnership in 2001.

Operating Expenses

Operating expenses decreased approximately $22,000, or 10%, for the three months ended March 31, 2002, as compared to the same period in 2001. The decrease is primarily due to decreased utilities (Plainview Center and NTS Center), decreased HVAC repairs, cleaning services and drawings and blueprints (Peachtree Corporate Center) and decreased landscaping (NTS Center and Peachtree Corporate Center). The decrease is partially offset by increased parking lot maintenance (Peachtree Corporate Center) and increased HVAC repairs and landscaping (Plainview Center).

Operating Expenses - Affiliated

Operating expenses - affiliated decreased approximately $15,000, or 16%, for the three months ended March 31, 2002, as compared to the same period in 2001. The decrease is primarily due to decreased employee costs at Peachtree Corporate Center as a result of hiring an outside management company to replace the on-site leasing agent. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services may include property management, leasing, maintenance, security and other services necessary to manage and operate our properties.

Interest Expense

Interest expense decreased $37,000, or 22%, for the three months ended March 31, 2002, as compared to the same period in 2001, as a result of additional principal payments made on our mortgage payable secured by Plainview Center.

Management Fees

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations in revenue between years will differ from the fluctuations of management fees expense.

Professional and Administrative Expenses

Professional and administrative expenses increased approximately $4,000, or 26%, for the three months ended March 31, 2002, as compared to the same period in 2001, as a result of costs incurred for legal fees.

Professional and Administrative Expenses - Affiliated

Professional and administrative expenses - affiliated increased approximately $4,000, or 12%, for the three months ended March 31, 2002, as compared to the same period in 2001, primarily as a result of increased personnel costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include legal, financial and other services necessary to manage and operate the Partnership.

Consolidated Cash Flows and Financial Condition

Cash flows provided by (used in):

                                                                    Three Months Ended
                                                                         March 31,
                                                       ---------------------------------------------
                                                              2002                      2001
                                                       ------------------        -------------------
Operating activities                                $             390,593      $             339,875
Investing activities                                              (27,866)                  (204,793)
Financing activities                                             (448,408)                   186,851
                                                       ------------------        -------------------

     Net (decrease) increase in cash and equivalents$             (85,681)     $             321,933
                                                       ==================        ===================

Net cash provided by operating activities increased approximately $51,000 for the three months ended March 31, 2002, as compared to the same period in 2001. The increase was primarily driven by the change in accounts receivable which was partially offset by decreased net income.

Net cash used in investing activities decreased approximately $177,000 for the three months ended March 31, 2002, as compared to the same period in 2001. The decrease is a result of decreased capital expenditures for tenant improvements.

Net cash provided by financing activities decreased approximately $635,000 for the three months ended March 31, 2002, as compared to the same period in 2001. The decrease is the result of a decrease in funds drawn on the mortgage loan obtained May 9, 2000, due to a decrease in renovations, tenant finish activity and increased principal payments.

We indefinitely suspended distributions starting December 31, 1996, as a result of the anticipated decrease in occupancy at Plainview Center. Cash reserves, which consist of unrestricted cash as shown on our balance sheet, as of March 31, 2002 were $269,311.

Due to the fact that no distributions were made during the three months ended March 31, 2002 or 2001, the table which presents that portion of the distributions that represents a return of capital in accordance with GAAP basis has been omitted.

In the next 12 months, we expect the demand on future liquidity to increase as a result of future leasing activity driven primarily by the decreased occupancy at Plainview Center. There has been and will likely continue to be a protracted period for Plainview Center to become fully leased again and substantial funds, currently estimated to be $158,000, will likely be needed for leasing expenses; especially those needed to refinish space for new tenants.

Future liquidity will be affected by increased insurance expense. We have budgeted for an increase of approximately 25% upon renewal of our policies in September 2002, as compared to 2001.

As of March 31, 2002, we anticipate making certain building improvements in 2002 totaling approximately $216,000, which will be funded from cash from operations. These improvements include HVAC and exterior lighting replacements and landscaping renovations at Peachtree Corporate Center ($85,000), window repairs at Plainview Center ($80,000) and HVAC replacements and stairwell and parking lot repairs at NTS center ($51,000).

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of our debt bears interest at a fixed rate with the exception of the $3,500,000 note payable, which we obtained on May 9, 2000. At March 31, 2002, a hypothetical 100 basis point increase in interest rates would result in an approximate $301,000 decrease in the fair value of the debt and would increase interest expense on the variable rate mortgage by approximately $21,000 annually.

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

Date: May 14, 2002