Form 10-Q
period 2002-06-30
NTS PROPERTIES III
filed 2002-08-14
CIK 703667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2002 and December 31, 2001	3

	Statement of Partners' Equity as of June 30, 2002	3

	Statements of Operations for the Three Months and Six Months
	Ended June 30, 2002 and 2001	4

	Statements of Cash Flows for the Six Months
	Ended June 30, 2002 and 2001	5

	Notes to Financial Statements	6-9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II

Item 1.	Legal Proceedings	16

Item 2.	Changes in Securities	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits and Reports on Form 8-K	16

Signatures		17

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES III
BALANCE SHEETS

                                                                       As of                  As of
                                                                     June 30,             December 31,
                                                                       2002                   2001*
                                                                -------------------    -------------------
                                                                    (UNAUDITED)
ASSETS
------
Cash and equivalents                                           $            483,231   $            354,992
Cash and equivalents - restricted                                            49,295                 16,547
Accounts receivable, net of allowance for doubtful accounts
  of $14,041 at June 30, 2002 and $0 at December 31, 2001                   559,449                519,451
Land, buildings and amenities, net                                       10,011,489             10,481,019
Other assets                                                                395,175                413,300
                                                                -------------------    -------------------

     TOTAL ASSETS                                              $         11,498,639   $         11,785,309
                                                                ===================    ===================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages payable                                              $          7,848,913   $          8,396,915
Accounts payable                                                            134,458                164,580
Security deposits                                                           143,284                141,924
Other liabilities                                                           179,931                 76,073
                                                                -------------------    -------------------

     TOTAL LIABILITIES                                                    8,306,586              8,779,492

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' EQUITY                                                          3,192,053              3,005,817
                                                                -------------------    -------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                         $         11,498,639   $         11,785,309
                                                                ===================    ===================

STATEMENT OF PARTNERS' EQUITY
(UNAUDITED)

                                                    Limited             General
                                                    Partners            Partner               Total
                                               ------------------  ------------------  -------------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Initial equity                                $        15,600,000 $         8,039,710 $         23,639,710
Adjustment to historical basis                                 --          (5,455,030)          (5,455,030)
                                               ------------------  ------------------  -------------------

     EQUITY                                   $        15,600,000 $         2,584,680 $         18,184,680

Net loss - prior years                                   (217,814)         (2,705,979)          (2,923,793)
Net income (loss) - current year                          210,680             (24,445)             186,235
Cash distributions declared to date                   (11,349,844)           (206,985)         (11,556,829)
Repurchase of limited partnership Interests              (698,240)                 --             (698,240)
                                               ------------------  ------------------  -------------------

BALANCES AT JUNE 30, 2002                     $         3,544,782 $          (352,729)$          3,192,053
                                               ==================  ==================  ===================

*     Reference is made to the audited financial statements in the Form 10-K as filed with the Securities and Exchange
       Commission on March 29, 2002.

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                     Three Months Ended             Six Months Ended
                                                          June 30,                      June 30,
                                                ----------------------------  -----------------------------
                                                    2002           2001            2002           2001
                                                -------------  -------------  --------------  -------------
REVENUES
--------
Rental income                                  $      876,299 $      904,760 $     1,787,556 $    1,778,882
Rental income - affiliated                             73,834         73,834         147,668        147,668
Interest and other income                               7,533          5,432          11,725        164,567
                                                -------------  -------------  --------------  -------------

     TOTAL REVENUES                                   957,666        984,026       1,946,949      2,091,117
                                                -------------  -------------  --------------  -------------

EXPENSES
--------
Operating expenses                                    231,098        245,307         423,222        459,162
Operating expenses - affiliated                        84,581        114,352         167,226        212,426
Loss on disposal of assets                              1,826             --           1,826             --
Interest expense                                      124,892        156,330         255,640        324,476
Management fees                                        45,627         53,755          94,297         99,223
Real estate taxes                                      51,570         54,273         103,140        108,546
Professional and administrative expenses               29,546         27,494          50,088         43,789
Professional and administrative expenses -
  affiliated                                           32,872         32,481          66,632         62,526
Depreciation and amortization                         288,966        326,150         598,643        644,351
                                                -------------  -------------  --------------  -------------

     TOTAL EXPENSES                                   890,978      1,010,142       1,760,714      1,954,499
                                                -------------  -------------  --------------  -------------

Net income (loss)                              $       66,688 $      (26,116)$       186,235 $      136,618
                                                =============  =============  ==============  =============

Net income (loss) allocated to the limited
  partners                                     $       79,175 $       (8,804)$       210,680 $      169,354
                                                =============  =============  ==============  =============

Net income (loss) per limited partnership
  Interest                                     $         6.30 $        (0.69)$         16.76 $        13.37
                                                =============  =============  ==============  =============

Weighted average number of limited
  partnership Interests                                12,570         12,670          12,570         12,670
                                                =============  =============  ==============  =============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                           Six Months Ended
                                                                               June 30,
                                                              ------------------------------------------
                                                                     2002                    2001
                                                              ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income                                                   $           186,235     $           136,618
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for doubtful accounts                                       14,342                  17,571
    Write-off of uncollectible accounts receivable                          (301)                 (3,508)
    Loss on disposal of assets                                             1,826                      --
    Depreciation and amortization                                        655,663                 701,116
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                  (32,748)                (66,898)
      Accounts receivable                                                (54,039)                (41,343)
      Other assets                                                       (49,262)                (45,044)
      Accounts payable                                                   (30,122)                (97,921)
      Security deposits                                                    1,360                   5,285
      Other liabilities                                                  103,858                 123,984
                                                              ------------------      ------------------

     Net cash provided by operating activities                           796,812                 729,860
                                                              ------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                              (120,571)               (345,730)
                                                              ------------------      ------------------

     Net cash used in investing activities                              (120,571)               (345,730)
                                                              ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from mortgages payable                                               --                 462,945
Principal payments on mortgages payable                                 (548,002)               (188,840)
                                                              ------------------      ------------------

     Net cash (used in) provided by financing activities                (548,002)                274,105
                                                              ------------------      ------------------

     Net increase in cash and equivalents                                128,239                 658,235

CASH AND EQUIVALENTS, beginning of period                                354,992                  45,164
                                                              ------------------      ------------------

CASH AND EQUIVALENTS, end of period                          $           483,231     $           703,399
                                                              ==================      ==================

Interest paid on a cash basis                                $           254,993     $           320,714
                                                              ==================      ==================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
NOTES TO FINANCIAL STATEMENTS

The unaudited financial statements included herein should be read in conjunction with NTS- Properties III's (the "Partnership") 2001 Form 10-K as filed with the Securities and Exchange Commission on March 29, 2002. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 2002 and 2001. As used in this Form 10-Q the terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in these properties.

Note 1 - Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Concentration of Credit Risk

NTS-Properties III is a limited partnership which owns and operates commercial properties in Norcross, Georgia, a suburb of Atlanta, and Jeffersontown, Kentucky, a suburb of Louisville. One tenant in NTS Center occupies 46% of the office building's net rentable area. One tenant in Plainview Center occupies 49% of the office building's net rentable area.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 3 - Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities on a nightly basis. As of June 30, 2002, approximately $367,300 of said investment was included in cash and cash equivalents.

Note 4 - Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds which have been escrowed with a mortgage company for NTS Center's property taxes in accordance with the loan agreement.

Note 5 - Basis of Property and Depreciation

Land, buildings and amenities are stated at cost as determined by the historical cost of the property to the General Partner for its interest and by the purchase price of the property to us for the limited partners' interests, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 6-30 years for land improvements, 5- 30 years for buildings and improvements, 3-27 years for amenities and the applicable lease term for tenant improvements.

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective January 1, 2002, and specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the period ended June 30, 2002 did not result in any impairment loss.

Note 6 - Tender Offer

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

Note 7 - Mortgages Payable

Mortgages payable consist of the following:

                                                             June 30,            December 31,
                                                               2002                  2001
                                                        -------------------   -------------------
Mortgage payable to an insurance company, bearing
interest at 6.89%, maturing April 10, 2015, secured by
land and buildings.                                    $          5,782,663  $          5,920,665

Mortgage payable to a bank, bearing a variable interest
rate of Prime -0.25%, due March 1, 2004, secured by
land and a building. The current interest rate at June
30, 2002 is 4.50%.                                                2,066,250             2,476,250
                                                        -------------------   -------------------

                                                       $          7,848,913  $          8,396,915
                                                        ===================   ===================

As of June 30, 2002, the fair value of long-term debt is approximately $8,176,000, based on the borrowing rates currently available to us for mortgages with similar terms and average maturities.

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

We were charged the following amounts pursuant to an agreement with NTS Development Company for the six months ended June 30, 2002 and 2001. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                      Six Months Ended
                                                                          June 30,
                                                         -------------------------------------------
                                                                2002                    2001
                                                         ------------------      -------------------

Property management fees                              $              94,297    $              99,223
                                                         ------------------      -------------------

Property management                                                  87,440                  131,199
Leasing                                                              61,936                   63,061
Administrative - operating                                           14,850                   14,970
Other                                                                 3,000                    3,196
                                                         ------------------      -------------------

     Total operating expenses - affiliated                          167,226                  212,426
                                                         ------------------      -------------------

Professional and administrative expenses - affiliated                66,632                   62,526
                                                         ------------------      -------------------

Repairs and maintenance fee                                           5,285                   16,787
Leasing commissions                                                      --                   22,385
                                                         ------------------      -------------------

     Total related party transactions capitalized                     5,285                   39,172
                                                         ------------------      -------------------

Total related party transactions                      $             333,440    $             413,347
                                                         ==================      ===================

During the six months ended June 30, 2002 and 2001, we were charged $3,244 and $2,662 respectively, for property maintenance fees from an affiliate of NTS Development Company.

During the six months ended June 30, 2002 and 2001, NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot. We received $147,668 in rental payments from NTS Development Company during the six months ended June 30, 2002 and 2001. The lease term for NTS Development Company ends on March 31, 2004.

Note 9 - Commitments and Contingencies

We, as an owner of real estate, are subject to various environmental laws of federal, state and local governments. Compliance by us with existing laws has not had a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future.

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnership and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which Interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the proceeds distributed. Our General Partner believes that this action is without merit, and is vigorously defending it. No amounts have been accrued as a liability for this action in our financial statements at June 30, 2002. Under an indemnification agreement with our General Partner, we are responsible for the costs of the defense of this action. During the six months ended June 30, 2002, our share of these legal costs was approximately $12,000, which was expensed.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations except as discussed herein. However, due to the event on September 11, 2001 affecting the insurance industry, we are unable to determine at what price we will be able to renew our insurance coverage when the current policies expire in September 2002, or if the coverage available will be adequate.

Note 10 - Segment Reporting

Our reportable operating segments include only one segment - Commercial Real Estate Operations.

Note 11 - Subsequent Events

On July 12, 2002, a third party unaffiliated with us or ORIG, LLC, ("ORIG") an affiliate of ours, commenced a tender offer at a price of $310 per Interest. On July 17, 2002, ORIG amended its tender offer to increase the purchase price to $315 per interest. The total costs of the tender offer are expected to increase to approximately $640,000 ($630,000 to purchase 2,000 Interests plus approximately $10,000 for expenses associated with the tender offer).

On August 7, 2002, ORIG amended its tender offer to extend the expiration date from August 16, 2002 to September 16, 2002.

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

Occupancy Levels

The occupancy levels at our properties as of June 30, 2002 and 2001 were as follows:

                                                                       Six Months Ended
                                                                           June 30,
                                                       ------------------------------------------------
                                                            2002 (1)                       2001
                                                       -------------------          -------------------
NTS Center (2)                                                 85%                          94%
Plainview Center (2)                                           68%                          76%
Peachtree Corporate Center                                     83%                          83%
  Current occupancy levels are considered adequate to continue the operation of our properties without additional financing.
  In our opinion, the decrease in period ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The average occupancy levels at our properties during the three months and six months ended June 30, 2002 and 2001 were as follows:

                                                    Three Months Ended                    Six Months Ended
                                                         June 30,                             June 30,
                                              -------------------------------     --------------------------------
                                                2002 (1)            2001             2002 (1)            2001
                                              -------------     -------------     --------------     -------------
NTS Center (2)                                     85%               94%               88%                93%
Plainview Center (2)                               68%               74%               70%                72%
Peachtree Corporate Center (2)                     83%               84%               82%                83%
  Current average occupancy levels are considered adequate to continue the operation of our properties without additional financing.
  In our opinion, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

Rental and Other Income

Rental and other income generated by our properties for the three months and six months ended June 30, 2002 and 2001 were as follows:

                                                     Three Months Ended                Six Months Ended
                                                          June 30,                         June 30,
                                               -------------------------------   -----------------------------
                                                    2002             2001             2002            2001
                                               --------------    -------------   --------------   ------------
NTS Center                                    $       316,485 $        350,036 $        666,827 $      691,894
Plainview Center                              $       300,767 $        308,191 $        607,083 $      600,010
Peachtree Corporate Center                    $       339,493 $        320,553 $        670,851 $      638,762
Results of Operations

If there has not been a material change in an item from June 30, 2001 to June 30, 2002, we have omitted any discussion concerning that item.

Other Income

Other income decreased approximately $153,000, for the six months ended June 30, 2002, as a result of a one-time settlement of certain claims in our favor in 2001.

Operating Expenses

Operating expenses decreased approximately $14,000, or 6%, and $36,000, or 8%, for the three months and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. The decrease is primarily due to decreased utilities (Plainview Center and NTS Center), increased utility reimbursements (Plainview Center), decreased cleaning services (Peachtree Corporate Center), decreased HVAC repairs (NTS Center and Peachtree Corporate Center), decreased travel expenses (Peachtree Corporate Center) and decreased landscaping (Peachtree Corporate Center). The decrease is partially offset by increased parking lot maintenance and outside management costs (Peachtree Corporate Center).

Operating Expenses - Affiliated

Operating expenses - affiliated decreased approximately $30,000, or 26%, and $45,000, or 21%, for the three months and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. The decrease is primarily due to decreased employee costs at Peachtree Corporate Center as a result of hiring an outside management company to replace the on-site leasing agent. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services may include property management, leasing, maintenance, security and other services necessary to manage and operate our properties.

Interest Expense

Interest expense decreased approximately $31,000, or 20%, and $69,000, or 21%, for the three months and six months ended June 30, 2002, respectively, as compared to the same periods in 2001, as a result of additional principal payments made on our mortgage payable secured by Plainview Center.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased approximately $37,000, or 11%, and $46,000, or 7%, for the three months and six months ended June 30, 2002, respectively, as compared to the same periods in 2001, as a result of assets (primarily tenant finish improvements) becoming fully depreciated. The decrease in depreciation and amortization expense is partially offset by assets being placed in service. Assets placed in service are tenant improvements and building improvements at Peachtree Corporate Center and NTS Center and land improvements at Peachtree Corporate Center. Depreciation is computed using the straight-line method over the estimated useful lives of the assets that are 6-30 years for land improvements, 5-30 years for buildings and improvements, 3-27 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of our properties for federal tax purposes is approximately $28,600,000.

Consolidated Cash Flows and Financial Condition

Cash flows provided by (used in):

                                                                     Six Months Ended
                                                                         June 30,
                                                       ---------------------------------------------
                                                              2002                      2001
                                                       ------------------        -------------------
Operating activities                                $             796,812      $             729,860
Investing activities                                             (120,571)                  (345,730)
Financing activities                                             (548,002)                   274,105
                                                       ------------------        -------------------

     Net increase in cash and equivalents           $             128,239      $             658,235
                                                       ==================        ===================

Net cash provided by operating activities increased approximately $67,000 for the six months ended June 30, 2002, as compared to the same period in 2001. The increase was primarily driven by an increase in accounts payable.

Net cash used in investing activities decreased approximately $225,000 for the six months ended June 30, 2002, as compared to the same period in 2001. The decrease is a result of decreased capital expenditures.

Net cash used in financing activities increased approximately $822,000 for the six months ended June 30, 2002, as compared to the same period in 2001. This is the result of a draw in 2001 on a mortgage loan for renovations and tenant finish activity along with additional principal payments in 2002.

We indefinitely suspended distributions starting December 31, 1996, as a result of the anticipated decrease in occupancy at Plainview Center. Cash reserves, which consist of unrestricted cash as shown on our balance sheet, as of June 30, 2002 were $483,231.

Due to the fact that no distributions were made during the six months ended June 30, 2002 or 2001, the table which presents that portion of the distributions that represents a return of capital in accordance with GAAP basis has been omitted.

In the next 12 months, we expect the demand on future liquidity to increase as a result of future leasing activity driven primarily by the decreased occupancy at Plainview Center. There has been and will likely continue to be a protracted period for Plainview Center to become fully leased again and substantial funds, currently estimated to be $590,000, will likely be needed for leasing expenses; especially those needed to refinish space for new tenants.

Future liquidity will be affected by increased insurance expense. We have budgeted for an increase of approximately 25% upon renewal of our policies in September 2002, as compared to 2001.

As of June 30, 2002, we anticipate making certain building improvements during 2002 totaling approximately $260,000, which will be funded from cash from operations. These improvements include HVAC replacements, stairwell and parking lot repairs and restroom renovations at NTS Center ($120,000), window repairs at Plainview Center ($80,000) and HVAC replacements and landscaping renovations at Peachtree Corporate Center ($60,000).

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

Potential Consolidation

Our General Partner, along with the general partners of four other public limited partnerships affiliated with us, is investigating a consolidation of us with other entities affiliated with us. In addition to these entities, the consolidation would likely involve several private partnerships and other entities affiliated with us and our General Partner. The new combined entity would own all of the properties currently owned by the public limited partnerships, and the limited partners or other owners of these entities would receive an ownership interest in the combined entity. The number of ownership interests to be received by limited partners and the other owners of the entities participating in the consolidation would likely be determined based on the relative value of the assets contributed to the combined entity by each public limited partnership, reduced by any indebtedness assumed by the entity. The majority of the contributed assets would consist of real estate properties, whose relative values would be based on appraisals obtained at or near the consolidation date. The potential benefits of consolidating the entities include: reducing the administrative costs as a percentage of assets and revenues by reducing the number of public entities; diversifying limited partners' investments in real estate to include additional markets and types of properties; and creating an asset base and capital structure that may enable greater access to the capital markets. There are, however, also a number of potential adverse consequences such as, the expenses associated with a consolidation and the fact that the duration of the new entity would likely exceed our anticipated duration, and that the interests of our limited partners in the combined entity would be smaller on a percentage basis than their interests in us. Further, the new entity may adopt investment and management policies that are different from those presently used by our General Partner for us. A consolidation also requires approval of our limited partners and owners of the other proposed participants. Accordingly, there is no assurance that the consolidation will occur.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of our debt bears interest at a fixed rate with the exception of the $3,500,000 note payable ($2,066,250 as of June 30, 2002), which we obtained on May 9, 2000. At June 30, 2002, a hypothetical 100 basis point increase in interest rates would result in an approximate $304,000 decrease in the fair value of the debt and would increase interest expense on the variable rate mortgage by approximately $21,000 annually.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
None.

Item 2 - Changes in Securities
None.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information
None.

Item 6 - Exhibits and Reports on Form 8-K

a)   Exhibits:

      99.1     Certification of Chief Executive Officer of the General Partner
      99.2     Certification of Chief Financial Officer of the General Partner

b)   Reports on Form 8-K:

      Form 8-K was filed on May 29, 2002 to report in Item 4 that we have elected to change our independent public accountant. This Form 8-K was amended on June 12, 2002.

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

Date: August 14, 2002