Form 10-Q
period 2002-09-30
NTS PROPERTIES III
filed 2002-11-14
CIK 703667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2002 and December 31, 2001	3

	Statement of Partners' Equity as of September 30, 2002	3

	Statements of Operations for the Three Months and Nine Months
	Ended September 30, 2002 and 2001	4

	Statements of Cash Flows for the Nine Months
	Ended September 30, 2002 and 2001	5

	Notes to Financial Statements	6-10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II

Item 1.	Legal Proceedings	18

Item 2.	Changes in Securities	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8-K	18

Signatures		19

Certifications		20-21

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES III
BALANCE SHEETS

                                                                       As of                  As of
                                                                   September 30,          December 31,
                                                                       2002                   2001*
                                                                -------------------    -------------------
                                                                    (UNAUDITED)
ASSETS
------
Cash and equivalents                                           $            182,171   $            354,992
Cash and equivalents - restricted                                            64,754                 16,547
Accounts receivable, net of allowance for doubtful accounts
  of $860 at September 30, 2002 and $0 at December 31, 2001                 595,895                519,451
Land, buildings and amenities, net                                        9,911,372             10,481,019
Other assets                                                                386,444                413,300
                                                                -------------------    -------------------

     TOTAL ASSETS                                              $         11,140,636   $         11,785,309
                                                                ===================    ===================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages payable                                              $          7,398,114   $          8,396,915
Accounts payable                                                            124,587                164,580
Security deposits                                                           156,755                141,924
Other liabilities                                                           156,207                 76,073
                                                                -------------------    -------------------

     TOTAL LIABILITIES                                                    7,835,663              8,779,492

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' EQUITY                                                          3,304,973              3,005,817
                                                                -------------------    -------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                         $         11,140,636   $         11,785,309
                                                                ===================    ===================

STATEMENT OF PARTNERS' EQUITY
(UNAUDITED)

                                                    Limited             General
                                                    Partners            Partner               Total
                                               ------------------  ------------------  -------------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Initial equity                                $        15,600,000 $         8,039,710 $         23,639,710
Adjustment to historical basis                                 --          (5,455,030)          (5,455,030)
                                               ------------------  ------------------  -------------------

     EQUITY                                   $        15,600,000 $         2,584,680 $         18,184,680

Net loss - prior years                                   (217,814)         (2,705,979)          (2,923,793)
Net income (loss) - current year                          335,624             (36,469)             299,155
Cash distributions declared to date                   (11,349,844)           (206,985)         (11,556,829)
Repurchase of limited partnership Interests              (698,240)                 --             (698,240)
                                               ------------------  ------------------  -------------------

BALANCES AT September 30, 2002                $         3,669,726 $          (364,753)$          3,304,973
                                               ==================  ==================  ===================

*     Reference is made to the audited financial statements in the Annual Report on Form 10-K as filed with the Securities and Exchange
       Commission on March 29, 2002.

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                     Three Months Ended             Nine Months Ended
                                                       September 30,                  September 30,
                                                ----------------------------  -----------------------------
                                                    2002           2001            2002           2001
                                                -------------  -------------  --------------  -------------
REVENUES
--------
Rental income                                  $      889,223 $      918,389 $     2,676,778 $    2,697,271
Rental income - affiliated                             73,834         73,834         221,503        221,503
Interest and other income                               5,159          9,088          16,884        173,654
                                                -------------  -------------  --------------  -------------

     TOTAL REVENUES                                   968,216      1,001,311       2,915,165      3,092,428
                                                -------------  -------------  --------------  -------------

EXPENSES
--------
Operating expenses                                    210,328        239,706         633,550        698,869
Operating expenses - affiliated                        69,097         81,134         236,322        293,560
Loss on disposal of assets                                 --             --           1,826             --
Interest expense                                      123,597        154,044         379,237        478,520
Management fees                                        46,694         48,471         140,992        147,694
Real estate taxes                                      51,570         54,273         154,710        162,819
Professional and administrative expenses               32,315         15,513          82,403         59,301
Professional and administrative expenses -
  affiliated                                           31,853         36,710          98,485         99,237
Depreciation and amortization                         289,842        345,110         888,485        989,460
                                                -------------  -------------  --------------  -------------

     TOTAL EXPENSES                                   855,296        974,961       2,616,010      2,929,460
                                                -------------  -------------  --------------  -------------

Net income                                     $      112,920 $       26,350 $       299,155 $      162,968
                                                =============  =============  ==============  =============

Net income allocated to the limited partners   $      124,944 $       43,138 $       335,624 $      212,492
                                                =============  =============  ==============  =============

Net income per limited partnership Interest    $         9.94 $         3.40 $         26.70 $        16.77
                                                =============  =============  ==============  =============

Weighted average number of limited
  partnership Interests                                12,570         12,670          12,570         12,670
                                                =============  =============  ==============  =============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                          Nine Months Ended
                                                                            September 30,
                                                              ------------------------------------------
                                                                     2002                    2001
                                                              ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income                                                   $           299,155     $           162,968
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for doubtful accounts                                       15,202                  29,532
    Write-off of uncollectible accounts receivable                       (14,342)                (24,821)
    Loss on disposal of assets                                             1,826                      --
    Depreciation and amortization                                        973,268               1,075,072
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                  (48,207)                (92,847)
      Accounts receivable                                                (77,304)                (38,922)
      Other assets                                                       (73,334)                (58,346)
      Accounts payable                                                   (39,993)               (153,217)
      Security deposits                                                   14,831                   2,309
      Other liabilities                                                   80,134                 134,295
                                                              ------------------      ------------------

     Net cash provided by operating activities                         1,131,236               1,036,023
                                                              ------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                              (305,256)               (704,622)
                                                              ------------------      ------------------

     Net cash used in investing activities                              (305,256)               (704,622)
                                                              ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from mortgages payable                                               --                 462,945
Principal payments on mortgages payable                                 (998,801)               (284,938)
                                                              ------------------      ------------------

     Net cash (used in) provided by financing activities                (998,801)                178,007
                                                              ------------------      ------------------

     Net (decrease) increase in cash and equivalents                    (172,821)                509,408

CASH AND EQUIVALENTS, beginning of period                                354,992                  45,164
                                                              ------------------      ------------------

CASH AND EQUIVALENTS, end of period                          $           182,171     $           554,572
                                                              ==================      ==================

Interest paid on a cash basis                                $           377,835     $           475,020
                                                              ==================      ==================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III NOTES TO FINANCIAL STATEMENTS

The unaudited financial statements included herein should be read in conjunction with NTS- Properties III's (the "Partnership") 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2002. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 2002 and 2001. As used in this Quarterly Report on Form 10-Q the terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in these properties.

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

Note 3 - Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities on a nightly basis. As of September 30, 2002, approximately $388,000 of said investment was included in cash and cash equivalents.

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

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective January 1, 2002, and specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the period ended September 30, 2002 did not result in any impairment loss.

Note 6 - Tender Offer

On May 10, 2002, ORIG, LLC, ("ORIG") an affiliate of ours, commenced a tender offer to purchase up to 2,000 Interests at a price of $300 per Interest. ORIG had the option to acquire additional Interests on a pro rata basis if more than 2,000 Interests were tendered. The tender offer was scheduled to expire on August 16, 2002.

On July 12, 2002, a third party unaffiliated with us or ORIG, commenced a tender offer at a price of $310 per Interest. On July 17, 2002, ORIG amended its tender offer to increase the purchase price to $315 per Interest. On August 7, 2002, ORIG amended its tender offer to extend the expiration date from August 16, 2002, to September 16, 2002.

ORIG's tender offer expired on September 16, 2002. A total of 669 Interests were tendered. ORIG accepted all Interests tendered at a purchase price of $315 per Interest for a total of $210,735. We did not participate in this tender offer.

Detailed information on ORIG's tender offer, including the amendments to the offer and the final results of the offer, is available from the various filings made by ORIG with the Securities and Exchange Commission in connection with the offer.

Note 7 - Mortgages Payable

Mortgages payable consist of the following:

                                                           September 30,         December 31,
                                                               2002                  2001
                                                        -------------------   -------------------
Mortgage payable to an insurance company, bearing
interest at 6.89%, maturing April 10, 2015, secured by
land and buildings.                                    $          5,711,863  $          5,920,665

Mortgage payable to a bank, bearing a variable interest
rate of Prime -0.25%, due March 1, 2004, secured by
land and a building. The current interest rate at
September 30, 2002 is 4.50%.                                      1,686,251             2,476,250
                                                        -------------------   -------------------

                                                       $          7,398,114  $          8,396,915
                                                        ===================   ===================

As of September 30, 2002, the fair value of long-term debt is approximately $7,861,000, based on the borrowing rates currently available to us for mortgages with similar terms and average maturities.

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

We were charged the following amounts pursuant to an agreement with NTS Development Company for the nine months ended September 30, 2002 and 2001. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                      Nine Months Ended
                                                                        September 30,
                                                         -------------------------------------------
                                                                2002                    2001
                                                         ------------------      -------------------

Property management fees                              $             140,992    $             147,694
                                                         ------------------      -------------------

Property management                                                 129,816                  170,617
Leasing                                                              79,563                   95,775
Administrative - operating                                           22,275                   22,414
Other                                                                 4,668                    4,754
                                                         ------------------      -------------------

     Total operating expenses - affiliated                          236,322                  293,560
                                                         ------------------      -------------------

Professional and administrative expenses - affiliated                98,485                   99,237
                                                         ------------------      -------------------

Repairs and maintenance fee                                          14,726                   34,941
Leasing commissions                                                   2,340                    8,580
                                                         ------------------      -------------------

     Total related party transactions capitalized                    17,066                   43,521
                                                         ------------------      -------------------

Total related party transactions                      $             492,865    $             584,012
                                                         ==================      ===================

During the nine months ended September 30, 2002 and 2001, we were charged $4,866 and $3,993 respectively, for property maintenance fees from an affiliate of NTS Development Company.

During the nine months ended September 30, 2002 and 2001, NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot. We received $221,503 in rental payments from NTS Development Company during the nine months ended September 30, 2002 and 2001. The lease term for NTS Development Company ends on March 31, 2004.

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

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnership and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which Interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the proceeds distributed. Our General Partner believes that this action is without merit, and is vigorously defending it. No amounts have been accrued as a liability for this action in our financial statements at September 30, 2002. Under an indemnification agreement with our General Partner, we are responsible for the costs of the defense of this action. During the nine months ended September 30, 2002, our share of these legal costs was approximately $22,000, which was expensed.

On September 24, 2002, in a lawsuit filed in December 2001 against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us, the plaintiffs voluntarily dismissed two of the individuals and one of the entities that had objected to the lawsuit on personal jurisdiction grounds. This dismissal was the result of an agreement under which some defendants agreed not to contest jurisdiction and plaintiffs agreed to dismiss other defendants. For a description of the lawsuit, see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002. For information on a development in the lawsuit occurring after September 30, 2002, see Part II, Item 5 of this Quarterly Report on Form 10-Q (see Note 11 - Subsequent Event).

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

Note 11 - Subsequent Event

On October 22, 2002, in a lawsuit filed in December 2001 against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us, the court issued an order sustaining the demurrer of our General Partner and the general partners of two limited partnerships affiliated with us. The effect of this ruling is that our General Partner and these other two general partners are no longer parties to the lawsuit. On the same date the court overruled the demurrer of the general partner of two of the partnerships affiliated with us and one individual and two entities affiliated with us. The entities and individuals whose demurrers were overruled remain defendants in the lawsuit. For a description of the lawsuit, see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002. For information on another development in this lawsuit, see Part II, Item 1 of this Quarterly Report on Form 10-Q (see Note 9 - Commitments and Contingencies).

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

Occupancy Levels

The occupancy levels at our properties as of September 30, 2002 and 2001 were as follows:

                                                                      Nine Months Ended
                                                                        September 30,
                                                       ------------------------------------------------
                                                            2002 (1)                       2001
                                                       -------------------          -------------------
NTS Center (2)                                                 85%                          94%
Plainview Center (2)                                           70%                          75%
Peachtree Corporate Center                                     87%                          81%
  Current occupancy levels are considered adequate to continue the operation of our properties without additional financing.
  In our opinion, the decrease in period ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The average occupancy levels at our properties during the three months and nine months ended September 30, 2002 and 2001 were as follows:

                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                       September 30,
                                              -------------------------------     --------------------------------
                                                2002 (1)            2001             2002 (1)            2001
                                              -------------     -------------     --------------     -------------
NTS Center (2)                                     85%               94%               87%                93%
Plainview Center (2)                               69%               75%               69%                73%
Peachtree Corporate Center                         85%               82%               83%                83%
  Current average occupancy levels are considered adequate to continue the operation of our properties without additional financing.
  In our opinion, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

Rental and Other Income

Rental and other income generated by our properties for the three months and nine months ended September 30, 2002 and 2001 were as follows:

                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                    September 30,
                                               -------------------------------   ------------------------------
                                                    2002             2001             2002            2001
                                               --------------    -------------   --------------   -------------
NTS Center                                    $       315,850 $        354,536 $        982,677 $     1,046,430
Plainview Center                              $       303,185 $        319,364 $        910,268 $       919,374
Peachtree Corporate Center                    $       348,070 $        322,772 $      1,018,922 $     1,115,819
Results of Operations

If there has not been a material change in an item from September 30, 2001 to September 30, 2002, we have omitted any discussion concerning that item.

Interest and Other Income

Interest and other income decreased approximately $157,000, for the nine months ended September 30, 2002, as a result of a one-time settlement of certain claims in our favor in 2001.

Operating Expenses

Operating expenses decreased approximately $29,000, or 12%, and $65,000, or 9%, for the three months and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The decrease is primarily due to decreased utilities (Plainview Center and NTS Center), decreased HVAC repairs (NTS Center and Peachtree Corporate Center), decreased cleaning services, bad debt expense, electrical repairs, landscaping, and travel expenses (Peachtree Corporate Center), decreased parking lot maintenance and increased utility reimbursements (Plainview Center). The decrease is partially offset by increased prepaid leasing commissions and outside management costs (Peachtree Corporate Center) and increased insurance premiums (NTS Center, Plainview Center, and Peachtree Corporate Center).

Operating Expenses - Affiliated

Operating expenses - affiliated decreased approximately $12,000, or 15%, and $57,000, or 20%, for the three months and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The decrease is primarily due to decreased employee costs at Peachtree Corporate Center as a result of hiring an outside management company to replace the on-site leasing agent. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services may include property management, leasing, maintenance, security and other services necessary to manage and operate our properties.

Interest Expense

Interest expense decreased approximately $30,000, or 20%, and $99,000, or 21%, for the three months and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001, as a result of additional principal payments made on our mortgage payable secured by Plainview Center.

Professional and Administrative Expenses

Professional and administrative expenses increased approximately $17,000, or 108%, and $23,000, or 39%, for the three months and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001, as a result of costs incurred for legal fees paid under an indemnification agreement with our General Partner.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased approximately $55,000, or 16%, and $101,000, or 10%, for the three months and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001, as a result of assets (primarily tenant finish improvements) becoming fully depreciated. The decrease in depreciation and amortization expense is partially offset by assets being placed in service. Assets placed in service are tenant improvements at Peachtree Corporate Center, NTS Center and Plainview Center, building improvements at Peachtree Corporate Center and NTS Center and land improvements at Peachtree Corporate Center. Depreciation is computed using the straight-line method over the estimated useful lives of the assets that are 6-30 years for land improvements, 5-30 years for buildings and improvements, 3-27 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of our properties for federal tax purposes is approximately $28,600,000.

Consolidated Cash Flows and Financial Condition

Cash flows provided by (used in):

                                                                     Nine Months Ended
                                                                       September 30,
                                                       ---------------------------------------------
                                                              2002                      2001
                                                       ------------------        -------------------
Operating activities                                $           1,131,236      $           1,036,023
Investing activities                                             (305,256)                  (704,622)
Financing activities                                             (998,801)                   178,007
                                                       ------------------        -------------------

     Net (decrease) increase in cash and equivalents$            (172,821)     $             509,408
                                                       ==================        ===================

Net cash provided by operating activities increased approximately $95,000 for the nine months ended September 30, 2002, as compared to the same period in 2001. The increase was primarily driven by an increase in net income and accounts payable.

Net cash used in investing activities decreased approximately $399,000 for the nine months ended September 30, 2002, as compared to the same period in 2001. The decrease is a result of decreased capital expenditures.

Net cash used in financing activities increased approximately $1,177,000 for the nine months ended September 30, 2002, as compared to the same period in 2001. This is the result of a draw in 2001 on a mortgage loan for renovations and tenant finish activity along with additional principal payments in 2002.

We indefinitely suspended distributions starting December 31, 1996, as a result of the anticipated decrease in occupancy at Plainview Center. Cash reserves, which consist of unrestricted cash as shown on our balance sheet, as of September 30, 2002 were $182,171.

Due to the fact that no distributions were made during the nine months ended September 30, 2002 or 2001, the table which presents that portion of the distributions that represents a return of capital in accordance with GAAP basis has been omitted.

In the next 12 months, we expect the demand on future liquidity to increase as a result of future leasing activity driven primarily by the decreased occupancy at Plainview Center. There has been and will likely continue to be a protracted period for Plainview Center to become fully leased again and substantial funds, currently estimated to be $552,000 will likely be needed for leasing expenses; especially those needed to refinish space for new tenants.

As of September 30, 2002, we anticipate making certain building improvements during 2002 totaling approximately $138,000 which will be funded from cash from operations. These improvements include restroom renovations at NTS Center ($118,000) and HVAC replacements at Peachtree Corporate Center ($20,000).

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

Across the United States there have been recent reports of lawsuits against owners and managers of multi-family and commercial properties asserting claims of personal injury and property damage caused by the asserted presence of mold and other microbial organisms in residential units and commercial space. Some of these lawsuits have resulted in substantial monetary judgments or settlements. We have not, at present, been named as a defendant in any lawsuit that has alleged the presence of mold or other microbial organisms. Prior to September 13, 2002, we were insured against claims arising from the presence of mold due to water intrusion. However, since September 13, 2002, certain of our insurance carriers have excluded from insurance coverage property damage loss claims arising from the presence of mold, although certain of our insurance carriers do provide some coverage for personal injury claims. We are in the process of implementing protocols and procedures to prevent the build-up of mold and other microbial organisms in our properties, and are in the process of implementing more stringent maintenance, housekeeping and notification requirements for tenants in our properties. We believe that these measures will eliminate, or at least, minimize any effect that mold or other microbial organisms could have on our tenants. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change, however, we can make no assurance that liabilities resulting from the presence of, or exposure to, mold or other microbial organisms will not have a material adverse effect on our consolidated financial condition or results of operations and our subsidiaries taken as a whole.

Potential Consolidation

Our General Partner, along with the general partners of four other public limited partnerships affiliated with us, is investigating a consolidation of us with other entities affiliated with us. In addition to these entities, the consolidation would likely involve several private partnerships and other entities affiliated with us and our General Partner. The new combined entity would own all of the properties currently owned by the public limited partnerships, and the limited partners or other owners of these entities would receive an ownership interest in the combined entity. The number of ownership interests to be received by limited partners and the other owners of the entities participating in the consolidation would likely be determined based on the relative value of the assets contributed to the combined entity by each public limited partnership, reduced by any indebtedness assumed by the entity. The majority of the contributed assets would consist of real estate properties, whose relative values would be based on appraisals obtained at or near the consolidation date. The potential benefits of consolidating the entities include: reducing the administrative costs as a percentage of assets and revenues by reducing the number of public entities; diversifying limited partners' investments in real estate to include additional markets and types of properties; and creating an asset base and capital structure that may enable greater access to the capital markets. There are, however, also a number of potential adverse consequences, such as the expenses associated with a consolidation and the fact that the duration of the new entity would likely exceed our anticipated duration, and that the interests of our limited partners in the combined entity would be smaller on a percentage basis than their interests in us. Further, the new entity may adopt investment and management policies that are different from those presently used by our General Partner for us. A consolidation also requires approval of our limited partners and owners of the other proposed participants. Accordingly, there is no assurance that the consolidation will occur.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of our debt bears interest at a fixed rate with the exception of the $3,500,000 note payable ($1,686,251 as of September 30, 2002), which we obtained on May 9, 2000. At September 30, 2002, a hypothetical 100 basis point increase in interest rates would result in an approximate $309,000 decrease in the fair value of the debt and would increase interest expense on the variable rate mortgage by approximately $17,000 annually.

Item 4 - Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of NTS Capital Corporation, the General Partner of our General Partner, have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II - OTHER INFORMATION Item 1 - Legal Proceedings

On September 24, 2002, in a lawsuit filed in December 2001 against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us, the plaintiffs voluntarily dismissed two of the individuals and one of the entities that had objected to the lawsuit on personal jurisdiction grounds. This dismissal was the result of an agreement under which some defendants agreed not to contest jurisdiction and plaintiffs agreed to dismiss other defendants. For a description of the lawsuit, see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002. For information on a development in the lawsuit occurring after September 30, 2002, see Part II, Item 5 of this Quarterly Report on Form 10-Q.

Item 2 - Changes in Securities
None.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information

On October 22, 2002, in a lawsuit filed in December 2001 against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us, the court issued an order sustaining the demurrer of our General Partner and the general partners of two limited partnerships affiliated with us. The effect of this ruling is that our General Partner and these other two general partners are no longer parties to the lawsuit. On the same date the court overruled the demurrer of the general partner of two of the partnerships affiliated with us and one individual and two entities affiliated with us. The entities and individuals whose demurrers were overruled remain defendants in the lawsuit. For a description of the lawsuit, see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002. For information on another development in this lawsuit, see Part II, Item 1 of this Quarterly Report on Form 10-Q.

Item 6 - Exhibits and Reports on Form 8-K

a)   Exhibits:
       99.1   Certification of Chief Executive Officer and Chief Financial Officer.

b)   Reports on Form 8-K:
       None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS-PROPERTIES III

By:	NTS-Properties Associates,
General Partner
By: NTS Capital Corporation,
General Partner

/s/ Gregory A. Wells

Gregory A. Wells
Senior Vice President and
Chief Financial Officer of
NTS Capital Corporation

Date: November 14, 2002

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, J.D. Nichols, certify that:

  I have reviewed this Quarterly Report on Form 10-Q of NTS-Properties III;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Partnership") is made known to the Certifying Officers by others within the Partnership, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

    all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/     J.D. Nichols

Chief Executive Officer of NTS Capital Corporation, General Partner of NTS-Properties Associates, General Partner of NTS-Properties III

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Gregory A. Wells, certify that:

  I have reviewed this Quarterly Report on Form 10-Q of NTS-Properties III;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Partnership") is made known to the Certifying Officers by others within the Partnership, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

    all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/      Gregory A. Wells

Chief Financial Officer of NTS Capital Corporation, General Partner of NTS-Properties Associates, General Partner of NTS-Properties III

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.