Form 10-K
period 2002-12-31
NTS PROPERTIES III
filed 2003-03-31
CIK 703667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-11176

NTS-PROPERTIES III
(Exact name of registrant as specified in its charter)

10172 Linn Station Road
61-1017240	Louisville, Kentucky 40223
(I.R.S. Employer Identification No.)	(Address of principal executive offices)

Registrant's telephone number, including area code: (502) 426-4800

Georgia
(State or other jurisdiction of incorporation or organization)

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

Indicate by check mark whether Registrant is an accelerated filer (as defined by Rule 12b-2
of the Securities Exchange Act of 1934).                                                Yes [  ]           No [X]

State the aggregate market value of the voting and non-voting common equity held by non-
affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: No aggregate market value can be determined because no established market exists for the limited partnership interests.

TABLE OF CONTENTS

PART I

		Pages
Items 1. and 2.	Business and Properties	3-10
Item 3.	Legal Proceedings	10-11
Item 4.	Submission of Matters to a Vote of Security Holders	11

PART II

Item 5.	Market for Registrant's Limited Partnership Interests
	and Related Partner Matters	12
Item 6.	Selected Financial Data	13
Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	14-20
Item 7A.	Quantitative and Qualitative Disclosures About
	Market Risk	21
Item 8.	Financial Statements and Supplementary Data	22-36
Item 9.	Change in and Disagreements with Accountants on
	Accounting and Financial Disclosure	37

PART III

Item 10.	Directors and Executive Officers of the Registrant	38-39
Item 11.	Management Remuneration and Transactions	40
Item 12.	Security Ownership of Certain Beneficial
	Owners and Management	40-41
Item 13.	Certain Relationships and Related Transactions	41-42
Item 14.	Controls and Procedures	42

PART IV

Item 15.	Exhibits, Financial Statement Schedules and
	Reports on Form 8-K	43-45
Signatures		46
Certifications		47-48

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements included in this Form 10-K, particularly those included in Part I, Items 1 and 2 - Business and Properties, and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), may be considered "forward-looking statements" because such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe" or "expect" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect management's best judgment based on known factors and involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by us pursuant to the "safe harbor" provisions established by recent securities legislation should be evaluated in the context of these factors. See Part II - Item 7 for Cautionary Statements.

PART I

Items 1 and 2 - Business and Properties

Development of Business

NTS-Properties III (the "Partnership") is a limited partnership organized under the laws of the state of Georgia on June 24, 1982. The General Partner is NTS-Properties Associates, a Georgia limited partnership (the "General Partner"). The general partners of the General Partner are NTS Capital Corporation and J.D. Nichols. As of December 31, 2002, the Partnership owned the properties listed below. As used in this Form 10-K the terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in these properties:

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

We have a fee title interest in the above properties. While we believe that our properties are adequately covered by property insurance, there is a risk that unknown mold and other microbial damage may not be covered by our insurance. Please see Part II, Item 7 for a discussion of this potential liability.

As of December 31, 2002, our properties were encumbered by mortgages as shown in the table below:

                                               Interest          Maturity              Balance
Property                                         Rate              Date              on 12/31/02
----------------------------------------  ------------------  ---------------      ---------------
NTS Center                                      6.89%            04/10/15    (1)  $      5,639,838
Peachtree Corporate Center                       N/A                N/A                  N/A
Plainview Center                             Prime - .25%        03/01/04         $      1,656,250(2)

(1)  Current monthly principal payments are based upon a 17-year amortization schedule. At maturity, we believe the mortgage will have been repaid based on the current rate of amortization.
(2)  In May 2000, we increased the $2,000,000 mortgage payable to $3,500,000 and extended the maturity date from
     March 1, 2001 to March 1, 2002.  In February 2002, we extended the maturity date from March 1, 2002 to March
     1, 2004.  The note is secured by Plainview Center and bears interest at Prime - .25%.

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

In 1999, a tenant occupying approximately 65% of Plainview Center vacated the premises. While much of the space vacated by this tenant has been re-leased, as of December 31, 2002 Plainview Center was only 71% occupied. The current configuration of Plainview Center would make it difficult to lease only a portion of the remaining space, and we are accordingly attempting to lease substantially all of this space. Leasing this space would require a substantial sum of money, currently estimated to be $528,000, most of which would be for refinishing the vacated space.

Financial Information About Industry Segments

We are presently engaged solely in the business of owning and operating commercial real estate. A presentation of information concerning industry segments is therefore not applicable. See Part II, Item 8 - Note 9 for information regarding our operating segments.

Narrative Description of Business

General

Our current investment objectives are consistent with our original objectives, which are to provide cash distributions from the operation or financing of our properties, obtain long-term capital gain treatment on the sale or refinancing of properties, provide limited partners with deferrals of federal income taxes, and preserve limited partners' capital. Proceeds of any sale or refinancing of our properties may be distributed to limited partners, or may be used to repay debt or to make capital improvements to properties.

The properties we currently own, which are described in the following section, are the same as those we originally acquired. Our properties are in a condition suitable for their intended use. We periodically evaluate whether to retain, refinance, or sell or otherwise dispose of these properties, with a view toward meeting the above investment objectives, including the making of distributions. In deciding whether to sell a property, we will consider factors such as potential capital appreciation, mortgage pre-payment penalties, market conditions, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the limited partners. Distributions have been suspended to fund current and future capital improvements and debt repayment. For information on distributions, see Part II, Item 5 of this Form 10-K. In addition, see "Potential Consolidation" later in this section for a discussion of our potential consolidation with other affiliated entities.

Description of Real Property

NTS Center

As of December 31, 2002, there were seven tenants leasing office space aggregating approximately 98,000 square feet of the net rentable area at NTS Center. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance, utilities and real estate taxes. The tenants who occupy NTS Center are professional service entities. The principal occupations/professions practiced include real estate, telecommunications and grocery chain management. Three tenants individually lease more than 10% of NTS Center's rentable area. The occupancy levels at NTS Center as of December 31 were 85% (2002), 94% (2001), 95% (2000), 100% (1999) and 100% (1998). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major tenant leases in effect on December 31, 2002:

                                         Year of              Square Feet and % of           Current Annual Rental
Major Tenant (1):                       Expiration             Net Rentable Area                per Square Foot
-------------------------------     ------------------     --------------------------     ---------------------------
               1                           2003                  16,937 (14.7%)                     $15.00
               2                           2004                  20,368 (17.7%)                     $14.50
               3                           2004                  53,435 (46.4%)                     $10.62 (2)

(1)  Major tenants are those that individually occupy 10% or more of the rentable square footage.
(2)  In accordance with the lease agreement, the tenant pays their own electricity and cleaning costs.  The base rent is therefore below market.
Plainview Center

As of December 31, 2002, there were ten tenants leasing office space aggregating approximately 68,000 square feet of the net rentable area at Plainview Center. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance, utilities and real estate taxes. The tenants who occupy Plainview Center are professional service entities. They include healthcare services and a victim notification service. One tenant individually leases more than 10% of Plainview Center's rentable area. The occupancy levels at Plainview Center as of December 31 were 71% (2002), 75% (2001), 68% (2000), 48% (1999) and 35% (1998). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning a major tenant lease in effect on December 31, 2002:

                                         Year of              Square Feet and % of           Current Annual Rental
Major Tenant (1):                       Expiration             Net Rentable Area                per Square Foot
-------------------------------     ------------------     --------------------------     ---------------------------
               1                           2007                  47,109 (49.5%)                     $15.41

(1)  Major tenants are those that individually occupy 10% or more of the rentable square footage.
Peachtree Corporate Center

As of December 31, 2002, there were 44 tenants leasing office, warehouse and storage space aggregating approximately 163,000 square feet of the net rentable area at Peachtree Corporate Center. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance, utilities and real estate taxes. The tenants who occupy Peachtree Corporate Center are professional service entities. The principal occupation/profession practiced is sales-related services. One tenant individually leases more than 10% of Peachtree Corporate Center's rentable area. The occupancy levels at Peachtree Corporate Center as of December 31 were 85% (2002), 79% (2001), 83% (2000), 84% (1999) and 89% (1998). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning a major tenant lease in effect on December 31, 2002:

                                         Year of              Square Feet and % of           Current Annual Rental
Major Tenant (1):                       Expiration             Net Rentable Area                per Square Foot
-------------------------------     ------------------     --------------------------     ---------------------------
               1                           2003                  22,524 (11.8%)                      $7.68

(1)  Major tenants are those that individually occupy 10% or more of the rentable square footage.
Additional Operating Data

Additional operating data regarding our properties is furnished in the following table:

                                                                                                   Peachtree
                                                           NTS                Plainview            Corporate
                                                          Center               Center               Center
                                                    ------------------    -----------------    -----------------
Federal tax basis                                 $          9,772,930 $          7,803,905 $         10,763,995
Property tax rate                                               .01095               .01095               .03187
Annual property taxes                             $             74,135 $             29,751 $            102,150

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 6-30 years for land improvements, 5-30 years for buildings and improvements, 3-27 years for amenities and the applicable lease term for tenant improvements.

Competition

Our properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of our General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants at lease expiration or for new tenants when vacancies occur. We maintain the suitability and competitiveness of our properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties in the markets in which we own properties. We have not commissioned a formal market analysis of competitive conditions in any market in which we own properties, but rely upon the market condition knowledge of the employees of NTS Development Company who manage and supervise the leasing for each property. See "Conflict of Interest."

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

As compensation for its services, NTS Development Company received $188,331 in property management fees for the year ended December 31, 2002. The fee is equal to 5% of gross revenues from our properties.

In addition, the Agreement requires us to purchase all insurance relating to the managed properties, to pay the direct out-of-pocket expenses of NTS Development Company in connection with our operations, including the cost of goods and materials used for and on our behalf, and to reimburse NTS Development Company for the salaries, commissions, fringe benefits and related employment expenses of personnel.

The term of the Agreement between NTS Development Company and us was initially for five years, and renewed thereafter for succeeding one-year periods, until cancelled. The Agreement is subject to cancellation by either party upon 60-days written notice. As of December 31, 2002, the Agreement is still in effect.

Working Capital Practices

Information about our working capital practices is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Seasonal Operations

We do not consider our operations to be seasonal to any material degree.

Conflict of Interest

Principals of the General Partner or its affiliates own or operate real estate properties that compete, directly or indirectly, with properties owned by us. Because we were organized by, and are operated by the General Partner, conflicts arising from our competition with properties owned by affiliated partnerships are not resolved through arms-length negotiations, but through the exercise of the General Partner's judgment consistent with its fiduciary responsibility to the limited partners and our investment objectives and policies. The General Partner is accountable to the limited partners as a fiduciary and consequently must exercise good faith and integrity in handling our affairs. A provision has been made in our Partnership Agreement that the General Partner will not be liable to us except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. The Partnership Agreement provides for indemnification of the General Partner by us for liability resulting from errors in judgment or certain acts or omissions. The General Partner and its affiliates have the right to compete with our properties including the right to develop competing properties now and in the future, in addition to the existing properties which may compete directly or indirectly.

NTS Development Company, an affiliate of the General Partner, acts in a similar capacity for other affiliated entities in the same geographic region where we have property interests. As a result of the affiliation between NTS Development Company and our General Partner, there is a conflict of interest between our General Partner's duty to the limited partners and its incentive to cause us to retain our properties because of the payment of fees to NTS Development Company. We believe the agreement with NTS Development Company is on terms no less favorable to us than those which could be obtained from a third party for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60-days written notice.

Employees

We have no employees. Under the terms of the property management agreement with NTS Development Company, NTS Development Company makes its employees available to perform services for us. In addition to the property management fees that we pay to NTS Development Company, we reimburse this affiliate for the actual costs of providing such services. See Part II, Item 8 - Note 7 and Part III, Item 13 for further discussions of related party transactions.

Potential Consolidation

Our General Partner, along with the general partners of four other public limited partnerships affiliated with us, is investigating a consolidation with other affiliated entities. In addition to these affiliated entities, the consolidation would likely involve several private partnerships and our General Partner. The new combined entity would own all of the properties currently owned by the public limited partnerships, and the limited partners or other owners of these entities would receive an ownership interest in the combined entity. The number of ownership interests to be received by limited partners and the other owners of the entities participating in the consolidation would likely be determined based on the relative value of the assets contributed to the combined entity by each public limited partnership, reduced by any indebtedness assumed by the entity. The majority of the contributed assets would consist of real estate properties, whose relative values would be based on appraisals. The potential benefits of consolidating the entities include: reducing the administrative costs as a percentage of assets and revenues by creating a single public entity; diversifying limited partners' investments in real estate to include additional markets and types of properties; and creating an asset base and capital structure that may enable greater access to the capital markets. There are, however, also a number of potential adverse consequences to a consolidation such as, the expenses associated with a consolidation and the fact that the duration of the new entity would likely exceed our anticipated duration, and that the interests of our limited partners in the combined entity would be smaller on a percentage basis than their interests in us. Further, the new entity may adopt investment and management policies that are different from those presently used by our General Partner. A consolidation requires approval of our limited partners and the limited partners and other equity holders of the other proposed participants to the consolidation. Accordingly, there is no assurance that the consolidation will occur.

Website Information

Our Internet website address is www.ntsdevelopment.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available and may be accessed free of charge through the "About NTS" section of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 3 - Legal Proceedings

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnerships and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements at December 31, 2002. Under an indemnification agreement with our General Partner, we are responsible for the costs of defending this action. For the year ended December 31, 2002, our share of these legal costs was approximately $25,000, which was expensed.

On September 24, 2002, in connection with the above-described lawsuit, the plaintiffs voluntarily dismissed two of the individuals and one of the entities that had objected to the lawsuit on personal jurisdiction grounds. This dismissal was the result of an agreement under which some defendants agreed not to contest jurisdiction and plaintiffs agreed to dismiss other defendants. Additionally, on October 22, 2002, the court issued an order sustaining the demurrer of our General Partner and the general partners of two limited partnerships affiliated with us. The effect of this ruling is that our General Partner and the other two general partners are no longer parties to the lawsuit. On the same date the court overruled the demurrer of the general partners of two of the partnerships affiliated with us and one individual and two entities affiliated with us. The entities and individuals whose demurrers were overruled remain defendants in the lawsuit. These parties believe the lawsuit is without merit, and are vigorously defending it.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky against the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include our General Partner and the general partner of a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment, and injunctive relief. Our General Partner believes that this action is without merit, and intends to vigorously defend it.

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

Item 4 - Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 - Market for Registrant's Limited Partnership Interests and Related Partner Matters

There is no established trading market for the limited partnership interests, nor is one likely to develop. We had 531 limited partners as of January 31, 2003. Cash distributions and allocations of income (loss) are made as described in Item 8 - Note 1C.

No distributions were paid during 2002 or 2001. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements. Distributions have been suspended to fund current and future capital improvements and debt repayment. Our ability to pay distributions is dependent upon, among other things, our ability to refinance properties on favorable terms.

Item 6 - Selected Financial Data

Years ended December 31:

                                  2002              2001              2000             1999              1998
                             ---------------   ---------------  ----------------  ---------------  ----------------
Total revenues              $      3,898,799  $      4,126,156 $       3,480,110 $      3,228,662 $       3,698,431

Total expenses                    (3,491,213)       (3,935,642)       (3,785,957)      (3,923,458)       (3,426,517)
                             ---------------   ---------------  ----------------  ---------------  ----------------
Net income (loss) before
  extraordinary  item                407,586           190,514          (305,847)        (694,796)          271,914
Extraordinary item                        --                --                --               --           (65,258)
                             ---------------   ---------------  ----------------  ---------------  ----------------

Net income (loss)           $        407,586  $        190,514 $        (305,847)$       (694,796)$         206,656
                             ===============   ===============  ================  ===============  ================

Net income (loss)
  allocated to:
    General Partner         $        (48,547) $        (66,300)$         (73,364)$        (78,012)$         (93,182)
    Limited partners        $        456,133  $        256,814 $        (232,483)$       (616,784)$         299,838

Net income (loss) per
  limited partnership
  Interest                  $          36.29  $          20.30 $          (18.21)$         (46.54)$           21.64

Weighted average number
  of limited partnership
  interests                           12,570            12,649            12,769           13,253            13,855

Cumulative net income
  (loss) allocated to:
    General Partner         $     (2,754,526) $     (2,705,979)$      (2,639,679)$     (2,566,315)$      (2,488,303)
    Limited partners        $        238,319  $       (217,814)$        (474,628)$       (242,145)$         374,639

Cumulative taxable
  income (loss)
  allocated to:
    General Partner         $     (2,126,601) $     (2,343,204)$      (2,633,988)$     (2,689,375)$      (2,578,046)
    Limited partners        $       (135,019) $       (469,096)$        (940,939)$       (974,971)$        (694,314)

Cumulative distributions
  declared:
    General Partner         $        206,985  $        206,985 $         206,985 $        206,985 $         206,985
    Limited partners        $     11,349,845  $     11,349,845 $      11,349,845 $     11,349,845 $      11,349,845

At year end:
  Land, buildings and
    amenities, net          $      9,730,665  $     10,481,019 $      11,000,173 $     11,316,969 $      10,219,334

Total assets                $     11,093,987  $     11,785,309 $      11,948,281 $     12,326,606 $      11,170,156

Mortgages payable           $      7,296,088  $      8,396,915 $       8,716,153 $      8,073,856 $       6,656,145

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

Critical Accounting Policies

Our most critical business assumption is that our properties' occupancy will remain at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, then our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly affected.

We review properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These circumstances include, but are not limited to, declines in cash flows and occupancy. We recognize an impairment of property when the estimated undiscounted operating income before depreciation and amortization is less than the carrying value of the property. To the extent an impairment has occurred, we charge to income the excess of the carrying value of the property over its estimated fair value. We may decide to sell properties that are held for use. The sales prices of these properties may differ from their carrying values.

Impact of Accounting Pronouncements

During the year ended December 31, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held or used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. Our adoption of SFAS No. 144 did not impact the financial statements in 2002.

Occupancy Levels

The occupancy levels at our properties as of December 31 were as follows:

                                                          2002 (1)         2001           2000
                                                       --------------  -------------  -------------
NTS Center (2)                                              85%             94%            95%
Plainview Center (2)                                        71%             75%            68%
Peachtree Corporate Center                                  85%             79%            83%

(1)  Current occupancy levels are considered adequate to continue the operation of our properties without additional financing.
(2)  In our opinion, the decrease in year-ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The average occupancy levels at our properties for the years ended December 31 were as follows:

                                                          2002 (1)         2001           2000
                                                       --------------  -------------  -------------
NTS Center (2)                                              87%             93%            96%
Plainview Center (2)                                        70%             73%            52%
Peachtree Corporate Center                                  84%             82%            80%

(1)  Current average occupancy levels are considered adequate to continue the operation of our properties without additional financing.
(2)  In our opinion, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
Rental and Other Income

Rental and other income generated by our properties for the years ended December 31 were as follows:

                                                             2002             2001              2000
                                                       ----------------  ---------------  ----------------
NTS Center                                            $       1,309,023 $      1,432,619 $       1,481,121
Plainview Center                                      $       1,219,695 $      1,244,120 $         761,801
Peachtree Corporate Center                            $       1,366,188 $      1,436,810 $       1,233,269

Results of Operations for 2000, 2001 and 2002

If there has not been a material change in a particular line item on the Statements of Operations from one year to the next, we have omitted any discussion concerning that individual line item.

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

In cases of tenants who cease making rental payments or abandon the premises in breach of the lease terms, we pursue collection through the use of collection agencies or other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, we have taken legal action when we thought there could be a possible collection. No significant recoveries were made during the years ended December 31, 2002, 2001 or 2000. As of December 31, 2002, no action is being taken against any tenants to collect funds through the remedies discussed above.

Other Income

Other income increased in 2001 as a result of a one-time settlement of certain claims in our favor.

Operating Expenses

Operating expenses decreased approximately $117,000, or 12%, in 2002. The decrease is due primarily to decreased HVAC repairs (NTS Center, Plainview Center and Peachtree Corporate Center), decreased utilities (NTS Center and Plainview Center), decreased bad debt expense (Peachtree Corporate Center), decreased cleaning services (NTS Center and Peachtree Corporate Center), decreased parking lot repairs (NTS Center and Plainview Center), decreased landscaping, travel expenses and electrical repairs (Peachtree Corporate Center) and decreased exterior repairs and painting and interior wallcovering (Plainview Center). The decrease is partially offset by increased leasing commissions and parking lot repairs (Peachtree Corporate Center) and increased glass repairs and snow removal services (NTS Center and Plainview Center).

Interest Expense

Interest expense decreased approximately $123,000, or 20%, in 2002, as a result of additional principal payments made on our mortgage payable secured by Plainview Center.

Professional and Administrative Expenses

Professional and administrative expenses increased approximately $39,000, or 49%, in 2002, as a result of costs incurred for legal fees paid under an indemnification agreement with our General Partner.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased approximately $156,000, or 12%, in 2002, as the result of assets (primarily tenant finish improvements) becoming fully depreciated. The decrease in depreciation and amortization expense is partially offset by assets being placed in service. Assets placed in service are building improvements and tenant improvements at all our properties. Depreciation and amortization expense increased approximately $102,000, or 8%, in 2001, as the result of assets being placed in service. Assets placed in service are tenant improvements and building and land improvements at all our properties. The increase in depreciation and amortization expense is partially offset by a portion of our assets (primarily tenant finish improvements) becoming fully depreciated. The aggregate cost of our properties for federal tax purposes is approximately $28,400,000.

Liquidity and Capital Resources

The majority of our cash flow is derived from operating activities. Cash flows used in investing activities consist of amounts spent for capital improvements at our properties. Cash flows used in financing activities consist of principal payments on mortgages payable, payment of loan costs and amounts paid to repurchase limited partnership interests. We do not expect any material changes in the mix and relative cost of capital resources from those in 2002.

We do not foresee any material reduction in occupancy levels at any of our properties which would have a material adverse effect upon our cash flow. However, at Plainview Center, there has been and will likely continue to be a protracted period for the property to become fully leased again. Failure to lease the vacant space at Plainview Center may have an adverse effect on our operations. The extent of the impact on us is unknown at this time.

The following table illustrates our cash flows provided by or used in operating activities, investing activities and financing activities.

                                                            2002           2001            2000
                                                       --------------  -------------  --------------
Operating activities                                  $     1,544,644 $    1,458,699 $       237,780
Investing activities                                         (410,360)      (799,633)       (903,810)
Financing activities                                       (1,100,827)      (349,238)        606,662
                                                       --------------  -------------  --------------

     Net increase (decrease) in cash and equivalents  $        33,457 $      309,828 $       (59,368)
                                                       ==============  =============  ==============

Net cash provided by operating activities increased approximately $86,000 in 2002 and $1,221,000 in 2001. The increase was primarily driven by increased income from operations before depreciation.

Net cash used in investing activities decreased approximately $389,000 in 2002 and $104,000 in 2001, as a result of decreased capital expenditures. In 2001 we replaced the roofs at Peachtree Corporate Center for approximately $530,000. In 2000 we incurred approximately $746,000 of tenant improvements at Plainview Center and NTS Center.

Net cash used in financing activities increased approximately $752,000 in 2002 and $956,000 in 2001, as a result of a decrease in funds drawn on the mortgage loan obtained March 2, 1999, due to a decrease in renovations and tenant finish activity. The increase is also the result of additional principal payments in 2002.

We indefinitely suspended distributions starting December 31, 1996, as a result of the anticipated decrease in occupancy at Plainview Center. Cash reserves (which consist of unrestricted cash as shown on our balance sheets as of December 31) were $388,449 and $354,992 on December 31, 2002 and 2001, respectively.

Due to the fact that no distributions were made during 2002, 2001 or 2000, the table which presents that portion of the distribution that represents a return of capital in accordance with Accounting Principles Generally Accepted in the United States has been omitted.

In the next 12 months, we expect the demand on future liquidity to increase as a result of future leasing activity driven primarily by the potential tenant finish at Plainview Center. There has been and will likely continue to be a protracted period for Plainview Center to become fully leased again and substantial funds, currently estimated to be approximately $528,000, will likely be needed for leasing expenses, especially those needed to refinish space for new tenants. As of December 31, 2002, we had not made any commitments for tenant finish improvements at Plainview Center.

As of December 31, 2002, we anticipate making certain building improvements during 2003 totaling approximately $182,000, which will be funded by cash from operations. These improvements include restroom renovations and HVAC replacements at NTS Center ($157,000) and HVAC replacements at Peachtree Corporate Center ($25,000).

We are making efforts to increase the occupancy levels at our properties. The leasing and renewal negotiations for NTS Center and Plainview Center are handled by leasing agents that are employees of NTS Development Company, in Louisville, Kentucky. At Peachtree Corporate Center in Norcross, Georgia, we have an off-site leasing agent, who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff. All advertising for the Louisville properties is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky.

Leases at all our properties provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. These lease provisions provide limited protection to our operations from the impact of inflation and changing prices.

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

Contractual Obligations and Commercial Commitments

The following disclosure represents our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

                                                             Payments Due by Period
                                   --------------------------------------------------------------------------
                                                   Within One     Two - Three     Four - Five      After 5
    Contractual Obligations            Total          Year           Years           Years          Years
--------------------------------   -------------  -------------  -------------   -------------  -------------
Long-term debt                    $    7,296,088 $      420,800 $    2,203,549  $      765,587 $    3,906,152

Capital lease obligations                     --             --             --              --             --

Operating leases (1)                          --             --             --              --             --

Other long-term obligations (2)               --             --             --              --             --
                                   -------------  -------------  -------------   -------------  -------------

Total contractual cash
  obligations                     $    7,296,088 $      420,800 $    2,203,549  $      765,587 $    3,906,152
                                   =============  =============  =============   =============  =============

(1)  We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.
(2)  We are party to several annual maintenance agreements with vendors for such items as outdoor maintenance and security systems, which we may or may not renew each year.

                                                         Amount of Commitment Expiration Per Period
                                                 -----------------------------------------------------------
                                     Total
       Other Commercial             Amounts       Within One     Two - Three     Four - Five      Over 5
          Commitments              Committed         Year           Years           Years          Years
-------------------------------  --------------  -------------  -------------   -------------  -------------
Line of credit                  $            -- $           -- $           --  $           -- $           --

Standby letters of credit and
  guarantees                                 --             --             --              --             --

Other commercial
  commitments (1)                            --             --             --              --             --
                                 --------------  -------------  -------------   -------------  -------------

Total commercial
  commitments                   $            -- $           -- $           --  $           -- $           --
                                 ==============  =============  =============   =============  =============

(1)  We do not, as a practice, enter into long term purchase commitments for commodities or services. We may from time to time agree to "fee for service arrangements" which are for a term of greater than one year.

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

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regards to financial instruments is changes in interest rates. Our debt bears interest at a fixed rate with the exception of the $3,500,000 mortgage payable, which we obtained on May 9, 2000. On December 31, 2002, a hypothetical 100 basis point increase in interest rates would result in an approximately $300,000 decrease in the fair value of the debt and would increase interest expense on the variable rate mortgage by approximately $17,000.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To NTS-Properties III:

We have audited the accompanying balance sheet of NTS-Properties III (the Partnership) as of December 31, 2002, and the related statements of operations, partners' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership and the financial statement schedule as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated March 21, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties III as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Louisville, Kentucky
March 26, 2003

This report is a copy of the previously issued Arthur Andersen LLP ("Andersen") Auditors'
Report. This report has not been reissued by Andersen.

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

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

NTS-PROPERTIES III
BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

                                                                  2002                2001
                                                            -----------------   -----------------

ASSETS
Cash and equivalents                                       $          388,449  $          354,992
Cash and equivalents - restricted                                       6,078              16,547
Accounts receivable, net                                              631,237             519,451
Land, buildings and amenities, net                                  9,730,665          10,481,019
Other assets                                                          337,558             413,300
                                                            -----------------   -----------------

     TOTAL ASSETS                                          $       11,093,987  $       11,785,309
                                                            =================   =================

LIABILITIES AND PARTNERS' EQUITY
Mortgages payable                                          $        7,296,088  $        8,396,915
Accounts payable                                                      128,023             164,580
Security deposits                                                     157,258             141,924
Other liabilities                                                      99,215              76,073
                                                            -----------------   -----------------

     TOTAL LIABILITIES                                              7,680,584           8,779,492

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' EQUITY                                                    3,413,403           3,005,817
                                                            -----------------   -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                     $       11,093,987  $       11,785,309
                                                            =================   =================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                   2002           2001           2000
                                               -------------  -------------  -------------
REVENUES
Rental income                                 $    3,581,945 $    3,652,281 $    3,165,834
Rental income - affiliated                           295,336        295,336        295,336
Interest and other income                             21,518        178,539         18,940
                                               -------------  -------------  -------------

     TOTAL REVENUES                                3,898,799      4,126,156      3,480,110

EXPENSES
Operating expenses                                   845,350        963,207        928,655
Operating expenses - affiliated                      318,376        389,479        377,126
Loss on disposal of assets                             4,589          7,684         11,230
Interest expense                                     495,940        618,817        650,428
Management fees                                      188,331        196,058        169,549
Real estate taxes                                    206,035        204,214        214,954
Professional and administrative expenses             118,507         79,748         81,067
Professional and administrative expenses -
  affiliated                                         137,511        144,019        122,258
Depreciation and amortization                      1,176,574      1,332,416      1,230,690
                                               -------------  -------------  -------------

    TOTAL EXPENSES                                 3,491,213      3,935,642      3,785,957
                                               -------------  -------------  -------------

Net income (loss)                             $      407,586 $      190,514 $     (305,847)
                                               =============  =============  =============

Net income (loss) allocated to the limited
  partners                                    $      456,133 $      256,814 $     (232,483)
                                               =============  =============  =============

Net income (loss) per limited partnership
  interest                                    $        36.29 $        20.30 $      (18.21)
                                               =============  =============  =============

Weighted average number of limited
  partnership interests                               12,570         12,649         12,769
                                               =============  =============  =============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF PARTNERS' EQUITY (1)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                          Limited
                                         Partners'                Limited        General
                                         Interests               Partners        Partner          Total
                                       -------------           -------------  --------------  -------------
PARTNERS' EQUITY/(DEFICIT)
Balances on January 1, 2000                   12,770          $    3,364,770 $      (188,620)$    3,176,150

   Net loss                                                         (232,483)        (73,364)      (305,847)

   Repurchase of limited partnership
     interests                                  (100)                (25,000)             --        (25,000)
                                       -------------           -------------  --------------  -------------

Balances on December 31, 2000                 12,670               3,107,287        (261,984)     2,845,303

   Net income (loss)                                                 256,814         (66,300)       190,514

   Repurchase of limited partnership
     interests                                  (100)                (30,000)             --        (30,000)
                                       -------------           -------------  --------------  -------------

Balances on December 31, 2001                 12,570               3,334,101        (328,284)     3,005,817

   Net income (loss)                                                 456,133         (48,547)       407,586
                                       -------------           -------------  --------------  -------------

Balances on December 31, 2002                 12,570          $    3,790,234 $      (376,831)$    3,413,403
                                       =============           =============  ==============  =============

(1)  For the periods presented, there are no elements of other comprehensive income as defined by the Financial
     Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting
     Comprehensive Income."

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                2002           2001            2000
                                                            -------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $      407,586 $      190,514 $      (305,847)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Provision for doubtful accounts                                12,665         33,560           5,762
    Write-off of uncollectible accounts receivable                (10,885)       (33,560)        (21,274)
    Loss on disposal of assets                                      4,589          7,684          11,230
    Depreciation and amortization                               1,298,636      1,449,773       1,349,422
    Changes in assets and liabilities:
      Cash and equivalents - restricted                            10,469        (11,624)          3,150
      Accounts receivable                                        (113,566)      (101,951)          2,785
      Other assets                                                (66,769)       (71,449)       (117,673)
      Accounts payable                                            (36,557)       (64,379)       (661,073)
      Security deposits                                            15,334          5,087          (5,736)
      Other liabilities                                            23,142         55,044         (22,966)
                                                            -------------  -------------  --------------

     Net cash provided by operating activities                  1,544,644      1,458,699         237,780
                                                            -------------  -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                       (410,360)      (799,633)       (903,810)
                                                            -------------  -------------  --------------

     Net cash used in investing activities                       (410,360)      (799,633)       (903,810)
                                                            -------------  -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgages payable                                          --        462,945         977,071
Principal payments on mortgages payable                        (1,100,827)      (782,183)       (334,774)
Increase in loan costs                                                 --             --         (10,635)
Repurchase of limited partnership interests                            --        (30,000)        (25,000)
                                                            -------------  -------------  --------------

    Net cash (used in) provided by financing activities        (1,100,827)      (349,238)        606,662
                                                            -------------  -------------  --------------

    Net increase (decrease) in cash and equivalents                33,457        309,828         (59,368)

CASH AND EQUIVALENTS, beginning of year                           354,992         45,164         104,532
                                                            -------------  -------------  --------------

CASH AND EQUIVALENTS, end of year                          $      388,449 $      354,992 $        45,164
                                                            =============  =============  ==============

Interest paid on a cash basis                              $      495,105 $      617,633 $       621,449
                                                            =============  =============  ==============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Note 1 - Significant Accounting Policies

A) Organization

NTS-Properties III (the "Partnership") is a limited partnership organized under the laws of the state of Georgia on June 24, 1982. The General Partner is NTS-Properties Associates, a Georgia limited partnership. The terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in the properties listed below. We are in the business of owning and operating commercial real estate.

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

A reconciliation of net income (loss) for financial statement purposes versus that for income tax reporting is as follows:

                                                            2002           2001           2000
                                                       --------------  -------------  -------------
Net income (loss)                                     $       407,586 $      190,514 $     (305,847)
Items handled differently for tax purposes:
  Depreciation and amortization                               485,293        666,561        593,094
  Prepaid rent and other capitalized costs                   (109,335)       (94,198)      (125,560)
  Loss on disposal of assets                                 (237,278)       (10,648)       (61,355)
  Allowance for doubtful accounts                               1,781             --        (15,512)
  Other                                                         2,633         10,164          4,828
                                                       --------------  -------------  -------------

Taxable income                                        $       550,680 $      762,393 $       89,648
                                                       ==============  =============  =============
E) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with Accounting Principles Generally Accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

F) Cash and Equivalents

The Partnership has a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. Government or agency securities on a nightly basis. As of December 31, 2002, approximately $369,000 was transferred into the investment.

G) Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds which have been escrowed with a mortgage company for NTS Center's property taxes in accordance with the loan agreement.

H) Basis of Property and Depreciation

Land, buildings and amenities are stated at cost as determined by the historical cost of the property to the General Partner for its interest and by the purchase price of the property for the limited partners' interests. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 6-30 years for land improvements, 5-30 years for buildings and improvements, 3-27 years for amenities and the applicable lease term for tenant improvements.

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the year ended December 31, 2002 did not result in an impairment loss.

I) Revenue Recognition - Rental Income and Capitalized Leasing Costs

We recognize revenue in accordance with each tenant's lease agreement. Certain of our lease agreements are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income from these leases in accounts receivable was approximately $524,000 and $390,000 on December 31, 2002 and 2001, respectively. All commissions paid to leasing agents are deferred and amortized on a straight-line basis over the term of the lease to which they apply.

J) Advertising

We expense advertising-type costs as incurred. Advertising expense was immaterial to us during the years ended December 31, 2002, 2001 and 2000.

K) Statements of Cash Flows

For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

L) Impact of Accounting Pronouncements

During the year ended December 31, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held or used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. Our adoption of SFAS No. 144 did not impact the financial statements in 2002.

Note 2 - Concentration of Credit Risk

We own and operate commercial properties in Norcross, Georgia, a suburb of Atlanta, and Jeffersontown, Kentucky, a suburb of Louisville. The following table contains data for tenants whose rents represent 10% or more of our total revenues:

                                2002                             2001                              2000
                  --------------------------------  -------------------------------  --------------------------------
                                         % of                             % of                              % of
Major Tenant:         Rents            Revenue          Rents            Revenue         Rents             Revenue
----------------  -------------     --------------  -------------     -------------  --------------     -------------
       1         $      576,534         14.8%      $      568,391         13.8%     $       557,507         16.0%
       2         $      720,020         18.5%      $      696,466         16.9%     $       408,240         11.7%

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 3 - Tender Offers

Between September 30, 1998 and December 31, 2001, we and ORIG, LLC, ("ORIG") an affiliate of ours, (the "Offerors"), filed four tender offers with the Securities and Exchange Commission. Through the four tender offers, we repurchased 1,200 Interests for $305,000, at a price ranging from $250 to $300 per Interest. ORIG purchased 3,303 Interests for $886,300, at a price ranging from $250 to $300 per Interest. Interests repurchased by us were retired. Interests purchased by ORIG are being held by it.

On May 10, 2002, ORIG commenced a tender offer to purchase up to 2,000 Interests at a price of $300 per Interest. ORIG had the option to acquire additional Interests on a pro rata basis if more than 2,000 Interests were tendered. The tender offer was scheduled to expire on August 16, 2002.

On July 12, 2002, a third party unaffiliated with us or ORIG commenced a tender offer at a price of $310 per Interest. On July 17, 2002, ORIG amended its tender offer to increase the purchase price to $315 per Interest. On August 7, 2002, ORIG amended its tender offer to extend the expiration date from August 16, 2002, to September 16, 2002.

ORIG's tender offer expired on September 16, 2002. A total of 669 Interests were tendered. ORIG accepted all Interests tendered at a purchase price of $315 per Interest for a total of $210,735. We did not participate in this tender offer.

Note 4 - Land, Buildings and Amenities

The following schedule provides an analysis of our investment in property held for lease as of December 31:

                                              2002                 2001
                                       ------------------   ------------------
Land and improvements                $          4,907,512 $          4,904,502

Buildings and improvements                     23,360,818           23,533,808

Amenities                                         157,187              157,187
                                       ------------------   ------------------

                                               28,425,517           28,595,497

   Less accumulated depreciation               18,694,852           18,114,478
                                       ------------------   ------------------

                                     $          9,730,665 $         10,481,019
                                       ==================   ==================
Note 5 - Mortgages Payable

Mortgages payable as of December 31 consist of the following:

                                                              2002                2001
                                                       ------------------  ------------------
Mortgage payable to an insurance company in
monthly installments, bearing interest at 6.89%,
maturing April 10, 2015, secured by land and
buildings.                                            $         5,639,838 $         5,920,665

Mortgage payable to a bank in monthly installments,
bearing a variable interest rate of Prime -.25%, due
March 1, 2004, secured by land and a building.  The
current rate on December 31, 2002 was 4.00%.                    1,656,250           2,476,250
                                                       ------------------  ------------------

                                                      $         7,296,088 $         8,396,915
                                                       ==================  ==================

Our mortgages may be prepaid but are generally subject to prepayment of a yield-maintenance premium.

Scheduled maturities of debt are as follows:

For the Years Ended December 31,                 Amount
------------------------------------   ---------------------------
                2003                 $                     420,800
                2004                                     1,858,443
                2005                                       345,106
                2006                                       369,649
                2007                                       395,938
             Thereafter                                  3,906,152
                                       ---------------------------

                                     $                   7,296,088
                                       ===========================

Based on the borrowing rates available to us for mortgages with similar terms and average maturities, the fair value of long-term debt on December 31, 2002 and 2001 was approximately $7,705,000 and $8,182,000, respectively.

Note 6 - Rental Income Under Operating Lease

The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 2002:

For the Years Ended December 31,                 Amount
------------------------------------   ---------------------------
                2003                 $                   3,170,549
                2004                                     2,358,504
                2005                                     1,184,277
                2006                                       765,876
                2007                                       450,850
             Thereafter                                     27,110
                                       ---------------------------

                                     $                   7,957,166
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

We were charged the following amounts pursuant to an agreement with NTS Development Company for the twelve months ended December 31, 2002, 2001 and 2000. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2002                2001               2000
                                                       ------------------  ------------------  -----------------
Property management fees                              $           188,331 $           196,058 $          169,549
                                                       ------------------  ------------------  -----------------

Property management                                               177,032             222,960            204,586
Leasing                                                           105,341             129,866            133,598
Administrative - operating                                         29,700              29,839             29,700
Other - operating                                                   6,303               6,814              9,242
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                        318,376             389,479            377,126
                                                       ------------------  ------------------  -----------------

Professional and administrative expenses - affiliated             137,511             144,019            122,258
                                                       ------------------  ------------------  -----------------

Repairs and maintenance fees                                       19,206              38,047             34,762
Leasing commissions                                                 4,135               9,191             75,124
Construction management                                                --                  --              2,912
                                                       ------------------  ------------------  -----------------

     Total related party transactions capitalized                  23,341              47,238            112,798
                                                       ------------------  ------------------  -----------------

     Total related party transactions                 $           667,559 $           776,794 $          781,731
                                                       ==================  ==================  =================

During the years ended December 31, 2002, 2001 and 2000, we were charged $6,489, $5,324 and $4,752, respectively, for property maintenance fees from an affiliate of NTS Development Company.

During 2002, NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot. We received approximately $295,000, or 9%, of total rental income from NTS Development Company during 2002 and 2001 and $295,000, or 10%, during 2000.

Effective November 19, 1999, the NTS Development Company lease at NTS Center was extended for two years to March 31, 2004, at a rental rate of $14.50 per square foot for 20,368 square feet. The lease contemplated allowances for certain tenant finishes. Costs related to such tenant finishes were capitalized within the line item land, buildings and amenities in the accompanying balance sheets. Such capital expenditures were approximately $7,460 and $4,750 as of and for the years ended December 31, 2002 and 2001, respectively.

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

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnerships and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements at December 31, 2002. Under an indemnification agreement with our General Partner, we are responsible for the costs of defending this action. For the year ended December 31, 2002, our share of these legal costs was approximately $25,000, which was expensed.

On September 24, 2002, in connection with the above-described lawsuit, the plaintiffs voluntarily dismissed two of the individuals and one of the entities that had objected to the lawsuit on personal jurisdiction grounds. This dismissal was the result of an agreement under which some defendants agreed not to contest jurisdiction and plaintiffs agreed to dismiss other defendants. Additionally, on October 22, 2002, the court issued an order sustaining the demurrer of our General Partner and the general partners of two limited partnerships affiliated with us. The effect of this ruling is that our General Partner and the other two general partners are no longer parties to the lawsuit. On the same date the court overruled the demurrer of the general partners of two of the partnerships affiliated with us and one individual and two entities affiliated with us. The entities and individuals whose demurrers were overruled remain defendants in the lawsuit. These parties believe the lawsuit is without merit, and are vigorously defending it.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky against the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include our General Partner and the general partner of a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment, and injunctive relief. Our General Partner believes that this action is without merit, and intends to vigorously defend it.

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

Note 10 - Selected Quarterly Financial Data (Unaudited)

                                                             For the Quarters Ended
                                      --------------------------------------------------------------------
                2002                     March 31          June 30        September 30      December 31
------------------------------------  ---------------  ----------------  ---------------  ----------------

Total revenues                       $        989,283 $         957,666 $        968,216 $         983,634
Total expenses                                869,736           890,978          855,296           875,203
Net income                                    119,547            66,688          112,920           108,431
Net income allocated to the
  limited partners                            131,505            79,175          124,944           120,509
Net income per limited
  partnership interest                          10.46              6.30             9.94              9.59

                                                             For the Quarters Ended
                                      --------------------------------------------------------------------
                2001                     March 31          June 30        September 30      December 31
------------------------------------  ---------------  ----------------  ---------------  ----------------

Total revenues                       $      1,107,091 $         984,026 $      1,001,311 $       1,033,728
Total expenses                                944,357         1,010,142          974,961         1,006,182
Net income (loss)                             162,734           (26,116)          26,350            27,546
Net income (loss) allocated to the
  limited partners                            178,158            (8,804)          43,138            44,322
Net income (loss) per limited
  partnership interest                          14.06             (0.69)            3.40              3.53

Item 9 - Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Because we are a limited partnership and not a corporation, we do not have directors or officers. We are managed by our General Partner, NTS-Properties Associates. Additionally we have entered into a management contract with NTS Development Company, an affiliate of our General Partner, to provide property management services.

The General Partners of NTS-Properties Associates are as follows:

J. D. Nichols

Mr. Nichols (age 61) is the managing General Partner of NTS-Properties Associates and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

L. C. Aroh

Mr. Aroh (age 73) has been an independent real estate developer for the past 27 years. He is a partner in other real estate developments with the principals of NTS Development Company.

NTS Capital Corporation

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. J. D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

Alliance Realty Corporation

Alliance Realty Corporation was formed in September 1982, and is a wholly-owned subsidiary of S. N. Alliance, Inc. S.N. Alliance, Inc. is also the parent corporation of Stifle, Nicolas & Company, Inc. which acted as the dealer manager in connection with the offering of our interests.

A. Toni Rizzo

Mr. Rizzo (age 55) joined Abel Construction during 1995 as the Director of Business Development. From 1985 to 1995, Mr. Rizzo was an officer of the Huntington Group and prior to 1985 was an employee of NTS Development Company.

The Manager of our properties is NTS Development Company, the executive officers and/or directors of which are J. D. Nichols, Brian F. Lavin and Gregory A. Wells.

Brian F. Lavin

Brian F. Lavin (age 49), President of NTS Corporation and NTS Development Company joined the Manager in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc. and as a Vice President of Paragon's Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios.

Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, council member of the Urban Land Institute and member of the National Multi-Housing Council. He has served on the Boards of the Louisville Science Center, Louisville Ballet, Greater Louisville Inc., National Multi-Housing Council, Louisville Apartment Association, the Board of Trustees for the Louisville Olmsted Parks Conservancy, Inc. and currently serves on the Board of Directors and Executive Committee of Greater Louisville Inc. and Board of Overseers for the University of Louisville.

Gregory A. Wells

Mr. Wells (age 44), Senior Vice President and Chief Financial Officer of NTS Corporation and NTS Development Company, joined the Manager in July 1999. From May 1998 through June 1999, Mr. Wells served as Chief Financial Officer of Hokanson Companies, Inc. and as Secretary and Treasurer of Hokanson Construction, Inc. in Indianapolis, Indiana from January 1995 through May 1998. In these capacities, he directed financial and operational activities for commercial real estate, company owned and third-party managed properties, building and suite renovations, and commercial and residential construction. Mr. Wells previously served as Vice President of Operations and Treasurer of Executive Telecom System, Inc., a subsidiary of The Bureau of National Affairs, Inc. (Washington, D.C.). Mr. Wells received a Bachelor's Degree in Business Administration from George Mason University and is a Certified Public Accountant in Virginia and Kentucky. He participates in a number of charitable and volunteer activities in the Louisville, Kentucky area.

Section 16(a) Beneficial Ownership Reporting Compliance

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

To our knowledge, based solely on review of the copies of the forms we received, or written representations from certain reporting persons, that no additional forms were required for those persons.

Item 11 - Management Remuneration and Transactions

The officers and/or directors of our corporate General Partner receive no direct remuneration in such capacities. We are required to pay a property management fee of 5% based on gross revenues to NTS Development Company. We are also required to pay NTS Development Company a repair and maintenance fee on costs related to specific projects and a refinancing fee on net cash proceeds from the refinancing of any of our properties. Also, NTS Development Company provides certain other services to us. See Item 8 - Note 7 which describes the calculations of these fees and sets forth transactions with affiliates of our General Partner for the years ended December 31, 2002, 2001 and 2000.

Our General Partner is entitled to receive cash distributions and allocations of profits and losses from us. See Item 8 - Note 1C which describes the methods used to determine income allocations and cash distributions.

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, along with Cash Flows and Financial Condition, for information concerning recent tender offers for our limited partners.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following provides details regarding owners of more than 5% of the total outstanding limited partnership interests as of January 31, 2003.

ORIG, LLC	4,575 Interests (36.38%)
10172 Linn Station Road
Louisville, Kentucky 40223

ORIG, LLC is a Kentucky limited liability company, the members of which are J. D. Nichols (1%), Barbara M. Nichols (J. D. Nichols' wife) (74%) and Brian F. Lavin (25%). J. D. Nichols and Brian F. Lavin are the Chairman and President, respectively, of NTS Capital Corporation, a general partner of NTS Properties Associates, our General Partner.

Our General Partner is NTS-Properties Associates, a Georgia limited partnership, 10172 Linn Station Road, Louisville, Kentucky 40223. The general partners of our General Partner and their total respective interests (general and limited) in NTS-Properties Associates are as follows:

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

We were charged the following amounts pursuant to an agreement with NTS Development Company for the twelve months ended December 31, 2002, 2001 and 2000. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2002                2001               2000
                                                       ------------------  ------------------  -----------------
Property management fees                              $           188,331 $           196,058 $          169,549
                                                       ------------------  ------------------  -----------------

Property management                                               177,032             222,960            204,586
Leasing                                                           105,341             129,866            133,598
Administrative - operating                                         29,700              29,839             29,700
Other - operating                                                   6,303               6,814              9,242
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                        318,376             389,479            377,126
                                                       ------------------  ------------------  -----------------

Professional and administrative expenses - affiliated             137,511             144,019            122,258
                                                       ------------------  ------------------  -----------------

Repairs and maintenance fees                                       19,206              38,047             34,762
Leasing commissions                                                 4,135               9,191             75,124
Construction management                                                --                  --              2,912
                                                       ------------------  ------------------  -----------------

     Total related party transactions capitalized                  23,341              47,238            112,798
                                                       ------------------  ------------------  -----------------

     Total related party transactions                 $           667,559 $           776,794 $          781,731
                                                       ==================  ==================  =================

During the years ended December 31, 2002, 2001 and 2000, we were charged $6,489, $5,324 and $4,752, respectively, for property maintenance fees from an affiliate of NTS Development Company.

During 2002, NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot. We received approximately $295,000, or 9%, of total rental income from NTS Development Company during 2002 and 2001 and $295,000, or 10%, during 2000.

Effective November 19, 1999, the NTS Development Company lease at NTS Center was extended for two years to March 31, 2004, at a rental rate of $14.50 per square foot for 20,368 square feet. The lease contemplated allowances for certain tenant finishes. Expenses related to such tenant finishes were capitalized within the line item land, buildings and amenities in the accompanying balance sheets. Such capital expenditures were approximately $7,460 and $4,750 as of and for the years ended December 31, 2002 and 2001, respectively.

Our affiliate, ORIG, LLC has participated in tender offers for our Interests. See Item 8 - Note 3 for additional information on these tender offers.

Item 14 - Controls and Procedures

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

PART IV

Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

1 - Financial Statements

The financial statements for the year ended December 31, 2002 along with the report from Ernst & Young LLP dated March 26, 2003, and the financial statements for the years ended December 31, 2001 and 2000 along with a copy of the report from Arthur Andersen LLP dated March 21, 2002, which has not been reissued, appear in Part II, Item 8. The following schedules should be read in conjunction with those financial statements.

2 - Financial Statement Schedules

Schedules	Page No.

III-Real Estate and Accumulated Depreciation	44-45

All other schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

3 - Exhibits

Exhibit No.

3.	Amended and Restated Agreement and Certificate of Limited Partnership	*
of NTS-Properties III.

10.	Management Agreement between NTS Development Company	*
and NTS-Properties III.

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the	**
Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the	**
Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on June 25, 1982
(effective October 13, 1982) under Commission File No. 2-78152.

**	Attached as an exhibit with this Form 10-K.

4 - Reports on Form 8-K

None.

NTS-PROPERTIES III
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

                                                                                      Peachtree
                                                     NTS             Plainview        Corporate
                                                   Center             Center            Center            Total
                                               ---------------    ---------------  ----------------  ---------------
Encumbrances                                         (A)                (B)

Initial cost to partnership:
  Land                                        $      1,379,172 $        1,217,886 $       1,408,375 $      4,005,433
  Buildings and improvements                         4,963,604          4,512,172         6,231,114       15,706,890

Cost capitalized subsequent to acquisition:
  Improvements                                       3,493,909          2,073,848         3,124,506        8,692,263
  Carrying costs                                            --                 --                --               --

Gross amount at which carried
  December 31, 2002 (C):
    Land                                      $      1,768,899 $        1,391,193 $       1,747,420 $      4,907,512
    Buildings, improvements and amenities            8,067,786          6,412,713         9,016,575       23,497,074
                                               ---------------    ---------------  ----------------  ---------------

     Total (E)                                $      9,836,685 $        7,803,906 $      10,763,995 $     28,404,586
                                               ===============    ===============  ================  ===============

Accumulated depreciation                      $      6,550,869 $        4,340,622 $       7,788,709 $     18,680,200
                                               ===============    ===============  ================  ===============

Date of construction                                 N/A                N/A              N/A

Date acquired                                       01/83              02/83            01/83

Life at which depreciation in latest                 (D)                (D)              (D)
  income statement is computed

(A)  First mortgage held by an insurance company.
(B)  First mortgage held by a bank.
(C)  Aggregate cost of real estate for tax purposes is approximately $28,400,000.
(D)  Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 6-30 years for land improvements, 5-30 years for buildings and improvements, 3-27 years for amenities and the applicable lease term for tenant improvements.
(E)  Reconciliation, net of accumulated depreciation to financial statements:

     Total gross cost on December 31, 2002                                            $     28,404,586
     Additions to Partnership for computer hardware and software in 1998 and 1999
        (no additions in 2002, 2001 or 2000)                                                    20,931
                                                                                       ---------------

     Balance on December 31, 2002                                                           28,425,517
     Less accumulated depreciation - per above                                             (18,680,200)
     Less accumulated depreciation for Partnership computer hardware and software              (14,652)
                                                                                       ---------------

     Land, buildings and amenities, net on December 31, 2002                          $      9,730,665
                                                                                       ===============

NTS-PROPERTIES III
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                     Real            Accumulated
                                                    Estate           Depreciation
                                               -----------------  ------------------
Balances on January 1, 2000                   $       27,196,937 $        15,879,968

Additions during period:
  Improvements                                           903,810                  --
  Depreciation (A)                                            --           1,209,376

Deductions during period:
  Retirements                                           (257,456)           (246,226)
                                               -----------------  ------------------

Balances on December 31, 2000                         27,843,291          16,843,118

Additions during period:
  Improvements                                           799,633                  --
  Depreciation (A)                                            --           1,311,103

Deductions during period:
  Retirements                                            (47,427)            (39,743)
                                               -----------------  ------------------

Balances on December 31, 2001                         28,595,497          18,114,478

Additions during period:
  Improvements                                           410,360                  --
  Depreciation (A)                                            --           1,156,125

Deductions during period:
  Retirements                                           (580,340)           (575,751)
                                               -----------------  ------------------

Balances on December 31, 2002                 $       28,425,517 $        18,694,852
                                               =================  ==================

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
General Partner
By: NTS Capital Corporation,
General Partner

/s/ Gregory A. Wells

Gregory A. Wells
Chief Financial Officer of
NTS Capital Corporation

Date: March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

Signature	Title

/s/ J. D. Nichols

J. D. Nichols	General Partner of NTS-Properties Associates and
Chairman of the Board and Sole Director of NTS
Capital Corporation
/s/ Brian F. Lavin

Brian F. Lavin	President of NTS Capital Corporation

/s/ Gregory A. Wells

Gregory A. Wells	Chief Financial Officer of NTS Capital Corporation

We are a limited partnership and no proxy material has been sent to the limited partners. We will deliver to the limited partners an annual report containing our financial statements and a message from our General Partner.

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Brian F. Lavin, certify that:

  I have reviewed this annual report on Form 10-K for NTS- Properties III;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedure to ensure that material information relating to the registrant (the "Partnership") is made known to the Certifying Officers by others within the Partnership, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    presented in this annual report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the General Partner:

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

  The registrant's Certifying Officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Brian F. Lavin
President of NTS Capital Corporation, General Partner of NTS-Properties Associates, General Partner of NTS-Properties III

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Gregory A. Wells, certify that:

  I have reviewed this annual report on Form 10-K for NTS- Properties III;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedure to ensure that material information relating to the registrant (the "Partnership") is made known to the Certifying Officers by others within the Partnership, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    presented in this annual report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the General Partner:

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

  The registrant's Certifying Officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Gregory A. Wells
Chief Financial Officer of NTS Capital Corporation, General Partner of NTS-Properties Associates, General Partner of NTS-Properties III

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.