Form 10-Q
period 2003-03-31
NTS PROPERTIES III
filed 2003-05-15
CIK 703667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-11176

NTS-PROPERTIES III

Georgia	61-1017240
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

10172 Linn Station Road, Louisville, Kentucky 40223
(Address of Principal Executive Offices)

(502) 426-4800
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2003 and December 31, 2002	4

	Statement of Partners' Equity as of March 31, 2003	4

	Statements of Operations for the Three Months
	Ended March 31, 2003 and 2002	5

	Statements of Cash Flows for the Three Months
	Ended March 31, 2003 and 2002	6

	Notes to Financial Statements	7-11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II

Item 1.	Legal Proceedings	19

Item 2.	Changes in Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits and Reports on Form 8-K	19-20

Signatures		21

Certifications		22-23

Some of the statements included in this Form 10-Q, particularly those included in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), may be considered "forward-looking statements" because the statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe," or "expect" indicate that it is possible that the event anticipated, believed or expected may not occur. If these events do not occur, the result which we expected also may not occur, or may occur in a different manner which may be more or less favorable to us. We do not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our general partner's best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our Form 10-K for the year ended December 31, 2002. Any forward-looking information provided by us pursuant to the safe harbor established by securities legislation should be evaluated in the context of these factors.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES III
BALANCE SHEETS

                                                                     As of                    As of
                                                                   March 31,              December 31,
                                                                     2003                     2002
                                                              -------------------      -------------------
                                                                  (UNAUDITED)
ASSETS
Cash and equivalents                                         $            599,212     $            388,449
Cash and equivalents - restricted                                          25,449                    6,078
Accounts receivable, net                                                  656,594                  631,237
Land, buildings and amenities, net                                      9,557,113                9,730,665
Other assets                                                              321,257                  337,558
                                                              -------------------      -------------------

     TOTAL ASSETS                                            $         11,159,625     $         11,093,987
                                                              ===================      ===================

LIABILITIES AND PARTNERS' EQUITY
Mortgages payable                                            $          7,192,814     $          7,296,088
Accounts payable                                                          128,637                  128,023
Security deposits                                                         161,982                  157,258
Other liabilities                                                         146,335                   99,215
                                                              -------------------      -------------------

     TOTAL LIABILITIES                                                  7,629,768                7,680,584

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' EQUITY                                                        3,529,857                3,413,403
                                                              -------------------      -------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                       $         11,159,625     $         11,093,987
                                                              ===================      ===================

NTS-PROPERTIES III
STATEMENT OF PARTNERS' EQUITY
(UNAUDITED)

                                                    Limited             General
                                                    Partners            Partner               Total
                                               ------------------  ------------------  -------------------
PARTNERS' EQUITY/(DEFICIT)
Initial equity                                $        15,600,000 $         8,039,710 $         23,639,710
Adjustment to historical basis                                 --          (5,455,030)          (5,455,030)
                                               ------------------  ------------------  -------------------

     EQUITY                                   $        15,600,000 $         2,584,680 $         18,184,680

Net income (loss) - prior years                           238,319          (2,754,526)          (2,516,207)
Net income (loss) - current year                          127,495             (11,042)             116,453
Cash distributions declared to date                   (11,349,844)           (206,985)         (11,556,829)
Repurchase of limited partnership interests              (698,240)                 --             (698,240)
                                               ------------------  ------------------  -------------------

BALANCES ON MARCH 31, 2003                    $         3,917,730 $          (387,873)$          3,529,857
                                               ==================  ==================  ===================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                           Three Months Ended
                                                                               March 31,
                                                              --------------------------------------------
                                                                     2003                     2002
                                                              -------------------      -------------------
REVENUES
Rental income                                                $            919,030     $            911,257
Rental income - affiliated                                                 73,834                   73,834
Interest and other income                                                   4,651                    4,192
                                                              -------------------      -------------------

     TOTAL REVENUES                                                       997,515                  989,283
                                                              -------------------      -------------------

EXPENSES
Operating expenses                                                        212,250                  192,122
Operating expenses - affiliated                                            70,470                   82,645
Interest expense                                                          113,940                  130,749
Management fees                                                            48,342                   48,671
Real estate taxes                                                          52,041                   51,570
Professional and administrative expenses                                   64,351                   20,541
Professional and administrative expenses - affiliated                      35,821                   33,760
Depreciation and amortization                                             283,847                  309,678
                                                              -------------------      -------------------

     TOTAL EXPENSES                                                       881,062                  869,736
                                                              -------------------      -------------------

Net income                                                   $            116,453     $            119,547
                                                              ===================      ===================

Net income allocated to the limited partners                 $            127,495     $            131,505
                                                              ===================      ===================

Net income per limited partnership interest                  $              10.14     $              10.46
                                                              ===================      ===================

Weighted average number of limited partnership interests                   12,570                   12,570
                                                              ===================      ===================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                           Three Months Ended
                                                                               March 31,
                                                              --------------------------------------------
                                                                     2003                     2002
                                                              -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $            116,453     $            119,547
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for doubtful accounts                                         5,141                       --
    Depreciation and amortization                                         311,479                  336,952
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                   (19,371)                 (17,289)
      Accounts receivable                                                 (30,498)                  (4,512)
      Other assets                                                        (16,370)                 (35,786)
      Accounts payable                                                        614                  (39,924)
      Security deposits                                                     4,724                    1,393
      Other liabilities                                                    47,120                   30,212
                                                              -------------------      -------------------

     Net cash provided by operating activities                            419,292                  390,593
                                                              -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                               (105,255)                 (27,866)
                                                              -------------------      -------------------

     Net cash used in investing activities                               (105,255)                 (27,866)
                                                              -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable                                  (103,274)                (448,408)
                                                              -------------------      -------------------

     Net cash used in financing activities                               (103,274)                (448,408)
                                                              -------------------      -------------------

     Net increase (decrease) in cash and equivalents                      210,763                  (85,681)

CASH AND EQUIVALENTS, beginning of period                                 388,449                  354,992
                                                              -------------------      -------------------

CASH AND EQUIVALENTS, end of period                          $            599,212     $            269,311
                                                              ===================      ===================

Interest paid on a cash basis                                $            113,193     $            128,895
                                                              ===================      ===================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
NOTES TO FINANCIAL STATEMENTS

The unaudited financial statements included herein should be read in conjunction with our 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2003. In the opinion of our general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this Quarterly Report on Form 10-Q the terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in its properties.

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

Note 2 - Concentration of Credit Risk

We own and operate three commercial properties - Peachtree Corporate Center, in Norcross, Georgia, a suburb of Atlanta, and NTS Center and Plainview Center, both in and Jeffersontown, Kentucky, a suburb of Louisville. One tenant in NTS Center occupies 46% of the office building's net rentable area. One tenant in Plainview Center occupies 49% of the office building's net rentable area.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. Cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 3 - Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of March 31, 2003, approximately $471,000 of our overnight investment was included in cash and cash equivalents.

NTS-PROPERTIES III
NOTES TO FINANCIAL STATEMENTS

Note 4 - Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds which have been escrowed with a mortgage company for NTS Center's property taxes in accordance with the loan agreement.

Note 5 - Basis of Property and Depreciation

Land, buildings and amenities are stated at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 6-30 years for land improvements, 5-30 years for buildings and improvements, 3-27 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of our properties for federal tax purposes is approximately $28,400,000.

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the period ended March 31, 2003 did not result in an impairment loss.

Note 6 - Mortgages Payable

Mortgages payable consist of the following:

                                                                     March 31,           December 31,
                                                                       2003                  2002
                                                                -------------------   -------------------
Mortgage payable to an insurance company in monthly
installments, bearing interest at 6.89%, maturing April 10,
2015, secured by land and buildings.                           $          5,566,564  $          5,639,838

Mortgage payable to a bank in monthly installments, bearing
a variable interest rate of Prime -0.25%, due March 1, 2004, secured by land and a building. The current interest rate on
March 31, 2003 was 4.00%.                                                 1,626,250             1,656,250
                                                                -------------------   -------------------

                                                               $          7,192,814  $          7,296,088
                                                                ===================   ===================

Based on the borrowing rates available to us for mortgages with similar terms and average maturities, the fair value of long-term debt on March 31, 2003 was approximately $7,300,000.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.

NTS-PROPERTIES III
NOTES TO FINANCIAL STATEMENTS

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

We were charged the following amounts pursuant to an agreement with NTS Development Company for the three months ended March 31, 2003 and 2002. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                     Three Months Ended
                                                                          March 31,
                                                         -------------------------------------------
                                                                2003                    2002
                                                         ------------------      -------------------

Property management fees                              $              48,342    $              48,671
                                                         ------------------      -------------------

Property management                                                  43,991                   43,263
Leasing                                                              14,835                   30,457
Administrative - operating                                            8,775                    7,425
Other                                                                 2,869                    1,500
                                                         ------------------      -------------------

     Total operating expenses - affiliated                           70,470                   82,645
                                                         ------------------      -------------------

Professional and administrative expenses - affiliated                35,821                   33,760
                                                         ------------------      -------------------

Repair and maintenance fees                                           5,500                    1,454
                                                         ------------------      -------------------

     Total related party transactions capitalized                     5,500                    1,454
                                                         ------------------      -------------------

Total related party transactions                      $             160,133    $             166,530
                                                         ==================      ===================

During the three months ended March 31, 2003 and 2002, we were charged $1,988 and $1,622, respectively, for property maintenance fees from an affiliate of NTS Development Company.

During the three months ended March 31, 2003 and 2002, NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot. We received $73,834 in rental payments from NTS Development Company during the three months ended March 31, 2003 and 2002. The lease term for NTS Development Company ends on March 31, 2004.

NTS-PROPERTIES III
NOTES TO FINANCIAL STATEMENTS

Note 8 - Commitments and Contingencies

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Our compliance with existing laws has not had a material adverse effect on our financial condition and results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future.

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our general partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnerships and an affiliate of our general partner. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements. Under an indemnification agreement with our general partner, we are responsible for the costs of defending this action.

On September 24, 2002, in connection with the above-described lawsuit, the plaintiffs voluntarily dismissed two of the individuals and one of the entities that had objected to the lawsuit on personal jurisdiction grounds. This dismissal was the result of an agreement under which some defendants agreed not to contest jurisdiction and the plaintiffs agreed to dismiss other defendants. Additionally, on October 22, 2002, the court issued an order sustaining the demurrer of our general partner and the general partners of two limited partnerships affiliated with us. The effect of this ruling is that our general partner and the other two general partners are no longer parties to the lawsuit. On the same date the court overruled the demurrer of the general partners of two of the partnerships affiliated with us and one individual and two entities affiliated with us. The entities and individuals whose demurrers were overruled remain defendants in the lawsuit. These parties believe the lawsuit is without merit, and are vigorously defending it.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky against the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include our general partner and the general partner of a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public

NTS-PROPERTIES III
NOTES TO FINANCIAL STATEMENTS

partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment, and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner believes that this action is without merit, and is vigorously defending it.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations, except as discussed herein.

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

Critical Accounting Policies

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these financial statements, we have made our best estimates and judgements of the amounts and disclosures included in the financial statements, giving due regard to materiality.

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

We review properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These circumstances include, but are not limited to, declines in cash flows and occupancy. We may recognize an impairment of property when the estimated undiscounted operating income before depreciation and amortization is less than the carrying value of the property. To the extent an impairment has occurred, we charge to income the excess of the carrying value of the property over its estimated fair value. We may decide to sell properties that are held for use. The sales prices of these properties may differ from their carrying values.

Results of Operations

The following table includes our selected summarized operating data for the three months ended March 31, 2003 and March 31, 2002. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                                       Three Months Ended
                                                                            March 31,
                                                             ---------------------------------------
                                                                    2003                 2002
                                                             ------------------   ------------------
Total revenues                                             $            997,515 $            989,283
Operating expenses and operating expenses - affiliated                  282,720              274,767
Interest expense                                                        113,940              130,749
Depreciation and amortization                                           283,847              309,678
Net income                                                              116,453              119,547

Rental and other income generated by our properties for the three months ended March 31, 2003 and 2002 were as follows:

                                                                  Three Months Ended
                                                                       March 31,
                                                    -----------------------------------------------
                                                           2003                        2002
                                                    -------------------         -------------------
NTS Center                                         $            335,787      $              350,342
Plainview Center                                   $            311,790      $              306,316
Peachtree Corporate Center                         $            348,848      $              331,359

The occupancy levels at our properties as of March 31, 2003 and 2002 were as follows:

                                                                      Three Months Ended
                                                                          March 31,
                                                       -----------------------------------------------
                                                              2003                        2002
                                                       -------------------          ------------------
NTS Center                                                    87%                         85%
Plainview Center                                              69%                         68%
Peachtree Corporate Center                                    83%                         82%

The average occupancy levels at our properties for the three months ended March 31, 2003 and 2002 were as follows:

                                                                    Three Months Ended
                                                                         March 31,
                                                      -----------------------------------------------
                                                             2003                         2002
                                                      ------------------           ------------------
NTS Center                                                   86%                          91%
Plainview Center                                             70%                          70%
Peachtree Corporate Center                                   84%                          82%

We are making efforts to increase the occupancy levels at our properties. The leasing and renewal negotiations for NTS Center and Plainview Center are handled by leasing agents that are employees of NTS Development Company, in Louisville, Kentucky. At Peachtree Corporate Center, in Norcross, Georgia, we have an off-site leasing agent, who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff located in Louisville, Kentucky.

The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the three months ending March 31, 2002 and March 31, 2003.

Operating Expenses

Operating expenses increased approximately $20,000, or 11%, for the three months ended March 31, 2003, as compared to the same period in 2002. The increase is primarily due to increased electric expenses at Plainview Center and increased landscaping expenses at Peachtree Corporate Center.

Operating Expenses - Affiliated

Operating expenses - affiliated decreased approximately $12,000, or 15%, for the three months ended March 31, 2003, as compared to the same period in 2002. The decrease is primarily due to decreased employee costs as a result of a modification to incentive programs and a reduction in staff. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our properties.

Interest Expense

Interest expense decreased $17,000, or 13%, for the three months ended March 31, 2003, as compared to the same period in 2002, as a result of continued principal payments made which reduced the outstanding balance on our mortgages payable secured by Plainview Center and NTS Center.

Professional and Administrative Expenses

Professional and administrative expenses increased approximately $44,000, or 213%, for the three months ended March 31, 2003, as compared to the same period in 2002, as a result of costs incurred for legal and professional fees related to our potential consolidation.

Depreciation and Amortization

Depreciation and amortization decreased approximately $26,000, or 8%, for the three months ended March 31, 2003, as compared to the same period in 2002, as a result of assets becoming fully depreciated. The decrease in depreciation and amortization expense is partially offset by assets being placed in service. Assets placed in service are tenant improvements and building improvements at NTS Center, Plainview Center and Peachtree Corporate Center and land improvements at NTS Center. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 6-30 years for land improvements, 5-30 years for buildings and improvements, 3-27 years for amenities and the applicable lease term for tenant improvements.

Liquidity and Capital Resources

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the three months ended March 31, 2003 and 2002.

Cash flows provided by (used in):

                                                                     Three Months Ended
                                                                         March 31,
                                                        --------------------------------------------
                                                              2003                       2002
                                                        -----------------         ------------------
Operating activities                                 $            419,292       $            390,593
Investing activities                                             (105,255)                   (27,866)
Financing activities                                             (103,274)                  (448,408)
                                                        -----------------         ------------------

     Net increase (decrease) in cash and equivalents $            210,763       $            (85,681)
                                                        =================         ==================
Cash Flows

Net cash provided by operating activities increased approximately $29,000 for the three months ended March 31, 2003, as compared to the same period in 2002. The increase was primarily driven by increases in accounts payable and other liabilities which were partially offset by a decrease in accounts receivable.

Net cash used in investing activities increased approximately $77,000 for the three months ended March 31, 2003, as compared to the same period in 2002. The increase is a result of increased capital expenditures primarily related to tenant finish activity.

Net cash used in financing activities decreased approximately $345,000 for the three months ended March 31, 2003, as compared to the same period in 2002. The decrease is the result of additional principal payments in 2002.

We indefinitely suspended distributions starting December 31, 1996, as a result of the anticipated decrease in occupancy at Plainview Center. Cash reserves which consist of unrestricted cash as shown on our balance sheets were $599,212 and $388,449 on March 31, 2003 and December 31, 2002, respectively.

Due to the fact that no distributions were made during the three months ended March 31, 2003 or 2002, the table which presents that portion of the distributions that represents a return of capital in accordance with Accounting Principles Generally Accepted in the United States has been omitted.

Future Liquidity

We believe the current occupancy levels are considered adequate to continue the operations of our properties without additional financing. Our future liquidity depends significantly on our properties' occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, then our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.

We are aware that some of our most significant tenants with near lease term expirations are making efforts to seek alternatives to renewing their expiring leases with us. The failure of these tenants to renew their leases at NTS Center and Peachtree Corporate Center would result in a loss of annual rental revenue and operating expense recoveries of approximately $906,000, or 23% of last year's total revenues. This would significantly impact our liquidity, and could result in significant costs to refurbish the vacated space and locate new tenants. One tenant is a major tenant at NTS Center, currently occupying 53,435 square feet at an annual rate of $13.59 per square foot. Another tenant is a significant tenant at Peachtree Corporate Center, currently occupying 19,374 square feet at an annual rate of $9.25 per square foot. At this time, we are not certain whether the tenants intend to renew their leases as allowed by the lease agreements, or vacate their space.

In the next 12 months, we expect the demand on future liquidity to increase as a result of future leasing activity driven primarily by the decreased occupancy at Plainview Center. There has been and will likely continue to be a protracted period for Plainview Center to become fully leased again and substantial funds, currently estimated to be $577,000, will likely be needed for leasing expenses, especially those needed to refinish space for new tenants. As of March 31, 2003, we had not made any commitments for tenant finish improvements at Plainview Center.

As of March 31, 2003, we anticipate making certain building improvements in 2003 totaling approximately $49,000, which will be funded from cash from operations. These improvements include HVAC replacements at NTS Center, estimated to cost $28,500, and at Peachtree Corporate Center, estimated to cost $20,400.

We have no other material commitments for renovations or capital improvements as of March 31, 2003.

Impact of Inflation

Leases at all our properties provide for tenants to contribute their proportionate share of common area maintenance expenses, insurance, utilities and real estate taxes. These lease provisions are intended to protect us, in part, from the impact of inflation and changing prices.

Potential Consolidation

Our general partner, along with the general partners of four other public limited partnerships affiliated with us, is investigating a consolidation with other affiliated entities. In addition to these affiliated entities, the consolidation would likely involve several private partnerships and our general partner. The new combined entity would own all of the properties currently owned by the public limited partnerships, and the limited partners or other owners of these entities would receive an ownership interest in the combined entity. The number of ownership interests to be received by limited partners and the other owners of the entities participating in the consolidation would likely be determined based on the relative value of the assets contributed to the combined entity by each public limited partnership, reduced by any indebtedness assumed by the entity. The majority of the contributed assets would consist of real estate properties, whose relative values would be based on appraisals. The potential benefits of consolidating the entities include: reducing the administrative costs as a percentage of assets and revenues by creating a single public entity; diversifying limited partners' investments in real estate to include additional markets and types of properties; and creating an asset base and capital structure that may enable greater access to the capital markets. There are, however, also a number of potential adverse consequences to a consolidation such as, the expenses associated with a consolidation and the fact that the interests of our limited partners in the combined entity would be smaller on a percentage basis than their interests in us. A consolidation requires approval of our limited partners and the limited partners and other equity holders of the other proposed participants to the consolidation. Accordingly, there is no assurance that the consolidation will occur.

Website Information

Our website address is www.ntsdevelopment.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available and may be accessed free of charge through the "About NTS" section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained therein or connected thereto are not incorporated into this Quarterly Report on Form 10-Q.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. Our debt bears interest at a fixed rate with the exception of the $3,500,000 mortgage payable obtained on May 9, 2000, which had a balance of $1,626,250 as of March 31, 2003. On March 31, 2003, a hypothetical 100 basis point increase in interest rates would result in an approximate $291,000 decrease in the fair value of the debt and would increase interest expense on the variable rate mortgage by approximately $16,000 annually.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky against the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include our general partner and the general partner of a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment, and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner believes that this action is without merit, and is vigorously defending it.

Item 2 - Changes in Securities and Use of Proceeds
None.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information
None.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

(3)	Amended and Restated Agreement and Certificate of Limited Partnership of NTS-Properties
III. *

(99.1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
of 2002. **

(99.2)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
of 2002. **

(b)	Reports on Form 8-K

None.

*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on June 25, 1982
(effective October 13, 1982) under Commission File No. 2-78152.

**	Attached as an exhibit to this Quarterly Report on Form 10-Q.

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
President of NTS Capital Corporation

/s/ Gregory A. Wells

Gregory A. Wells
Chief Financial Officer of NTS Capital Corporation

Date: May 15, 2003

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Brian F. Lavin, certify that:

  I have reviewed this quarterly report on Form 10-Q of NTS- Properties III;

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

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Brian F. Lavin
President of NTS Capital Corporation, General Partner of NTS-Properties Associates, General Partner of NTS-Properties
III

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is attached as an exhibit to this report.

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Gregory A. Wells, certify that:

  I have reviewed this quarterly report on Form 10-Q of NTS- Properties III;

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

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Gregory A. Wells
Chief Financial Officer of NTS Capital Corporation, General Partner of NTS-Properties Associates, General Partner
of NTS-Properties III

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is attached as an exhibit to this report.

EXHIBIT INDEX

Exhibit Number	Description of Document

3	Amended and Restated Agreement and Certificate of Limited
Partnership of NTS-Properties III. *

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002. **

99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002. **

*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on June 25, 1982
(effective October 13, 1982) under Commission File No. 2-78152.

**	Attached as an exhibit to this Quarterly Report on Form 10-Q.