Form 10-Q
period 2003-06-30
NTS PROPERTIES III
filed 2003-08-14
CIK 703667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-11176

NTS-PROPERTIES III

Georgia	61-1017240
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

10172 Linn Station Road, Louisville, Kentucky 40223
(Address of Principal Executive Offices)

(502) 426-4800
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes [X] No [  ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).      Yes [  ] No [X]

TABLE OF CONTENTS

PART I

		Pages
Item 1	Financial Statements
	Balance Sheets as of June 30, 2003 and December 31, 2002	4
	Statement of Partners' Equity as of June 30, 2003	4
	Statements of Operations for the Three Months and Six Months Ended June 30, 2003 and 2002	5
	Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	6
	Notes to Financial Statements	7-12
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18
Item 3	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4	Controls and Procedures	18

PART II

Some of the statements included in this Quarterly Report on Form 10-Q, particularly those included in Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), may be considered “forward-looking statements” because the statements relate to matters which have not yet occurred. For example, phrases such as “we anticipate,” “believe” or “expect” indicate that it is possible that the event anticipated, believed or expected may not occur. If these events do not occur, the result which we expected also may not occur, or may occur in a different manner which may be more or less favorable to us. We do not undertake any obligation to update these forward-looking statements.

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our general partner’s best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our Annual Report on Form 10-K for the year ended December 31, 2002. Any forward-looking information provided by us pursuant to the safe harbor established by securities legislation should be evaluated in the context of these factors.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

NTS-PROPERTIES III
BALANCE SHEETS

                                                                      As of                As of
                                                                     June 30,           December 31,
                                                                       2003                 2002
                                                                -------------------  -------------------
                                                                    (UNAUDITED)
ASSETS
Cash and equivalents                                           $            331,007 $            388,449
Cash and equivalents - restricted                                            44,820                6,078
Accounts receivable, net                                                    689,618              631,237
Land, buildings and amenities, net                                        9,346,506            9,730,665
Other assets                                                                323,019              337,558
                                                                -------------------  -------------------

     TOTAL ASSETS                                              $         10,734,970 $         11,093,987
                                                                ===================  ===================

LIABILITIES AND PARTNERS' EQUITY
Mortgages payable                                              $          6,688,271 $          7,296,088
Accounts payable                                                            192,803              128,023
Security deposits                                                           144,169              157,258
Other liabilities                                                           150,364               99,215
                                                                -------------------  -------------------

     TOTAL LIABILITIES                                                    7,175,607            7,680,584

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' EQUITY                                                          3,559,363            3,413,403
                                                                -------------------  -------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                         $         10,734,970 $         11,093,987
                                                                ===================  ===================

NTS-PROPERTIES III
STATEMENT OF PARTNERS’ EQUITY
(UNAUDITED)

                                                     Limited            General
                                                    Partners            Partner              Total
                                                -----------------  ------------------  ------------------
PARTNERS' EQUITY/(DEFICIT)
Initial equity                                 $       15,600,000 $         8,039,710 $        23,639,710
Adjustment to historical basis                                 --          (5,455,030)         (5,455,030)
                                                -----------------  ------------------  ------------------

     EQUITY                                    $       15,600,000 $         2,584,680 $        18,184,680

Net income (loss) - prior years                           238,319          (2,754,526)         (2,516,207)
Net income (loss) - current year                          168,425             (22,466)            145,959
Cash distributions declared to date                   (11,349,844)           (206,985)        (11,556,829)
Repurchase of limited partnership interests              (698,240)                 --            (698,240)
                                                -----------------  ------------------  ------------------

BALANCES ON JUNE 30, 2003                      $        3,958,660 $          (399,297)$         3,559,363
                                                =================  ==================  ==================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                     Three Months Ended             Six Months Ended
                                                          June 30,                      June 30,
                                                ----------------------------  -----------------------------
                                                    2003           2002            2003           2002
                                                -------------  -------------  --------------  -------------
REVENUES
Rental income                                  $      848,939 $      876,299 $     1,767,969 $    1,787,556
Rental income - affiliated                             73,834         73,834         147,668        147,668
Interest and other income                               5,549          7,533          10,200         11,725
                                                -------------  -------------  --------------  -------------

     TOTAL REVENUES                                   928,322        957,666       1,925,837      1,946,949
                                                -------------  -------------  --------------  -------------

EXPENSES
Operating expenses                                    218,746        231,098         430,994        423,222
Operating expenses - affiliated                        86,801         84,581         157,271        167,226
Loss on disposal of assets                                 --          1,826              --          1,826
Interest expense                                      110,789        124,892         224,729        255,640
Management fees                                        44,569         45,627          92,911         94,297
Real estate taxes                                      52,041         51,570         104,082        103,140
Professional and administrative expenses               77,660         29,546         142,012         50,088
Professional and administrative expenses -             38,505         32,872          74,326         66,632
  affiliated
Depreciation and amortization                         269,705        288,966         553,553        598,643
                                                -------------  -------------  --------------  -------------

     TOTAL EXPENSES                                   898,816        890,978       1,779,878      1,760,714
                                                -------------  -------------  --------------  -------------

Net income                                     $       29,506 $       66,688 $       145,959 $      186,235
                                                =============  =============  ==============  =============

Net income allocated to the limited partners   $       40,930 $       79,175 $       168,425 $      210,680
                                                =============  =============  ==============  =============

Net income per limited partnership interest    $         3.26 $         6.30 $         13.40 $        16.76
                                                =============  =============  ==============  =============

Weighted average number of limited
  partnership interests                                12,570         12,570          12,570         12,570
                                                =============  =============  ==============  =============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            Six Months Ended
                                                                                June 30,
                                                                ----------------------------------------
                                                                       2003                 2002
                                                                -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $            145,959 $            186,235
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for doubtful accounts                                           7,834               14,342
    Write - off of uncollectible accounts receivable                         (8,389)                (301)
    Loss on disposal of assets                                                   --                1,826
    Depreciation and amortization                                           609,749              655,663
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                     (38,742)             (32,748)
      Accounts receivable                                                   (57,826)             (54,039)
      Other assets                                                          (51,736)             (49,262)
      Accounts payable                                                       64,780              (30,122)
      Security deposits                                                     (13,089)               1,360
      Other liabilities                                                      51,149              103,858
                                                                -------------------  -------------------

     Net cash provided by operating activities                              709,689              796,812
                                                                -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                                 (159,314)            (120,571)
                                                                -------------------  -------------------

     Net cash used in investing activities                                 (159,314)            (120,571)
                                                                -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable                                    (607,817)            (548,002)
                                                                -------------------  -------------------

     Net cash used in financing activities                                 (607,817)            (548,002)
                                                                -------------------  -------------------

     Net (decrease) increase in cash and equivalents                        (57,442)             128,239

CASH AND EQUIVALENTS, beginning of period                                   388,449              354,992
                                                                -------------------  -------------------

CASH AND EQUIVALENTS, end of period                            $            331,007 $            483,231
                                                                ===================  ===================

Interest paid on a cash basis                                  $            224,350 $            254,993
                                                                ===================  ===================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
NOTES TO FINANCIAL STATEMENTS

The unaudited financial statements included herein should be read in conjunction with NTS-Properties III’s 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2003. In the opinion of our general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this Quarterly Report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to NTS-Properties III or its interests in its properties.

Note 1 — Use of Estimates in the Preparation of Financial Statements

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

Note 2 — Concentration of Credit Risk

We own and operate three commercial properties — Peachtree Corporate Center, in Norcross, Georgia, a suburb of Atlanta, and NTS Center and Plainview Center, both in Jeffersontown, Kentucky, a suburb of Louisville. One tenant in NTS Center occupies 46% of the office building’s net rentable area. One tenant in Plainview Center occupies 49% of the office building’s net rentable area.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. Cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 3 — Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of June 30, 2003, approximately $228,000 of our overnight investment was included in cash and equivalents.

NTS-PROPERTIES III
NOTES TO FINANCIAL STATEMENTS

Note 4 — Cash and Equivalents — Restricted

Cash and equivalents — restricted represents funds which have been escrowed with a mortgage company for NTS Center’s property taxes in accordance with the loan agreement.

Note 5 — Basis of Property and Depreciation

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

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Application of this standard during the period ended June 30, 2003 did not result in an impairment loss.

Note 6 — Mortgages Payable

Mortgages payable consist of the following:

                                                                     June 30,            December 31,
                                                                       2003                  2002
                                                                -------------------   -------------------
Mortgage payable to an insurance company in monthly
installments, bearing interest at 6.89%, maturing April 10,
2015, secured by land and buildings.                           $          5,492,021  $          5,639,838

Mortgage payable to a bank in monthly installments, bearing
a variable interest rate of Prime -0.25%, due March 1, 2004, secured by land and a building. The interest rate on June 30,
2003 was 3.75%.                                                           1,196,250             1,656,250
                                                                -------------------   -------------------

                                                               $          6,688,271  $          7,296,088
                                                                ===================   ===================

Based on the borrowing rates available to us for mortgages with similar terms and average maturities, the fair value of long-term debt on June 30, 2003 was approximately $7,019,000.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.

NTS-PROPERTIES III
NOTES TO FINANCIAL STATEMENTS

Note 7 — Related Party Transactions

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

We were charged the following amounts pursuant to an agreement with NTS Development Company for the six months ended June 30, 2003 and 2002. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                              Six Months Ended
                                                                                  June 30,
                                                                  -----------------------------------------
                                                                         2003                  2002
                                                                  ------------------    -------------------

Property management fees                                       $              92,911 $               94,297
                                                                  ------------------    -------------------

Property management                                                           98,220                 87,440
Leasing                                                                       37,013                 61,936
Administrative - operating                                                    17,550                 14,850
Other                                                                          4,488                  3,000
                                                                  ------------------    -------------------

     Total operating expenses - affiliated                                   157,271                167,226
                                                                  ------------------    -------------------

Professional and administrative expenses - affiliated                         74,326                 66,632
                                                                  ------------------    -------------------

Repair and maintenance fees                                                    6,640                  5,285
                                                                  ------------------    -------------------

     Total related party transactions capitalized                              6,640                  5,285
                                                                  ------------------    -------------------

Total related party transactions                               $             331,148 $              333,440
                                                                  ==================    ===================

During the six months ended June 30, 2003 and 2002, we were charged $3,976 and $3,244, respectively, for property maintenance fees from an affiliate of NTS Development Company.

During the six months ended June 30, 2003 and 2002, NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot. We received $147,668 in rental payments from NTS Development Company during the six months ended June 30, 2003 and 2002. The lease term for NTS Development Company ends on March 31, 2004.

NTS-PROPERTIES III
NOTES TO FINANCIAL STATEMENTS

Note 8 — Commitments and Contingencies

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Our compliance with existing laws has not had a material adverse effect on our financial condition and results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future.

Litigation

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090) against our general partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnerships and an affiliate of our general partner. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements. Under an indemnification agreement with our general partner, we are responsible for the costs of defending any such action.

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle with representatives of the class of plaintiffs to settle this action. This settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for any of the claims asserted in the Buchanan litigation and the Bohm litigation described below. As part of the proposed settlement, the general partners have agreed to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740) against the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include our general partner and the general partner of a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of

NTS-PROPERTIES III
NOTES TO FINANCIAL STATEMENTS

limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment, and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner believes that this action is without merit, and is vigorously defending it.

On June 30, 2003, a stipulation and order of stay was entered in the Bohm litigation with the agreement of counsel for both parties under which the action was stayed pending the possible resolution of the Buchanan litigation. The stay will remain in effect only if the parties in the Buchanan litigation seek preliminary approval of a settlement of that litigation by September 8, 2003 and the final settlement of the Buchanan litigation includes releases relating to the Bohm litigation. If these two conditions are satisfied, the stay will become permanent when the Buchanan settlement is subject to a final, non-appealable order. For the six months ended June 30, 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $9,200, which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations, except as discussed herein.

Proposed Merger

As part of the proposed settlement of the Buchanan and Bohm litigations, the general partners have agreed to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership. The general partners would seek to list the limited partnership interests to be issued in the merger on a national securities exchange. The merger will be subject to, among other things, approval by holders of a majority of the limited partner interests in each partnership, final approval of the court in which the Buchanan litigation is pending and receipt by the general partners of an opinion regarding the fairness of the merger to the limited partners from a financial point of view. An independent appraiser has been retained to appraise all of the properties owned by the existing partnerships and affiliated entities and that would be owned after the merger by the new partnership. The appraisal will be used in establishing exchange values which will determine the number of interests that will be issued to each existing partnership in the merger. The interests in the newly-formed partnership will be subsequently distributed to the limited and general partners in each existing partnership as though each partnership had been liquidated. The general partners have also retained a third party to provide an opinion on the fairness of the merger to limited partners from a financial point of view. For the six months ended June 30, 2003, our share of the legal and professional fees for the proposed merger was approximately $28,000.

NTS-PROPERTIES IIINOTES
TO FINANCIAL STATEMENTS

Note 9 — Segment Reporting

Our reportable operating segments include only one segment — Commercial Real Estate Operations.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Financial Statements in Item 1 and the cautionary statements below.

Critical Accounting Policies

The accompanying financial statements were prepared in conformity with accounting principles generally accepted in the United States. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these financial statements, we have made our best estimates and judgements of the amounts and disclosures included in the financial statements, giving due regard to materiality.

Impairment

We review properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These circumstances include, but are not limited to, declines in cash flows, occupancy and comparable sales per square foot at the property. We would be required to recognize an impairment when a property’s estimated undiscounted cash flow is less than the carrying value of the property. To the extent an impairment has occurred, we charge to income the excess of the carrying value of the property over its estimated fair value. We may decide to sell properties that are held for use. The sales prices of these properties may differ from their carrying values.

Results of Operations

The following table includes our selected summarized operating data for the three months and six months ended June 30, 2003 and 2002. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                Three Months Ended                 Six Months Ended
                                                     June 30,                          June 30,
                                          ------------------------------    -------------------------------
                                              2003             2002             2003              2002
                                          -------------    -------------    -------------     -------------
Total revenues                          $       928,322 $        957,666 $      1,925,837  $      1,946,949
Operating expenses and operating
  expenses - affiliated                         305,547          315,679          588,265           590,448
Interest expense                                110,789          124,892          224,729           255,640
Depreciation and amortization                   269,705          288,966          553,553           598,643
Net income                                       29,506           66,688          145,959           186,235

Rental and other income generated by our properties for the three months and six months ended June 30, 2003 and 2002 were as follows:

                                                     Three Months Ended               Six Months Ended
                                                          June 30,                        June 30,
                                               ------------------------------  ------------------------------
                                                   2003             2002           2003             2002
                                               -------------   --------------  -------------    -------------
NTS Center                                    $      262,785 $        316,485 $      598,573 $        666,827
Plainview Center                              $      307,946 $        300,767 $      619,736 $        607,083
Peachtree Corporate Center                    $      356,517 $        339,493 $      705,365 $        670,851

The occupancy levels at our properties as of June 30, 2003 and 2002 were as follows:

                                                      2003                        2002
                                               -------------------         -------------------
NTS Center                                             72%                         85%
Plainview Center                                       69%                         68%
Peachtree Corporate Center                             88%                         83%

The average occupancy levels at our properties for the three months and six months ended June 30, 2003 and 2002 were as follows:

                                                     Three Months Ended                     Six Months Ended
                                                          June 30,                              June 30,
                                               -------------------------------     ----------------------------------
                                                   2003              2002               2003               2002
                                               -------------     -------------     --------------     ---------------
NTS Center                                          72%               85%               79%                 88%
Plainview Center                                    69%               68%               70%                 70%
Peachtree Corporate Center                          86%               83%               85%                 82%

We are making efforts to increase the occupancy levels at our properties. The leasing and renewal negotiations for NTS Center and Plainview Center are handled by leasing agents that are employees of NTS Development Company, in Louisville, Kentucky. At Peachtree Corporate Center, in Norcross, Georgia, we have an off-site leasing agent, who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company’s marketing staff located in Louisville, Kentucky.

The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the three months and six months ending June 30, 2002 and June 30, 2003.

Interest Expense

Interest expense decreased approximately $14,000, or 11%, and $31,000, or 12%, for the three months and six months ended June 30, 2003, respectively, as compared to the same periods in 2002, as a result of additional principal payments made in 2003 which reduced the outstanding balance on our mortgage payable secured by Plainview Center.

Professional and Administrative Expenses

Professional and administrative expenses increased approximately $48,000, or 163%, and $92,000, or 184%, for the three months and six months ended June 30, 2003, respectively, as compared to the same periods in 2002, primarily as a result of costs incurred for legal and professional fees related to our proposed merger and litigation filed by limited partners. See the following discussion under the caption “Proposed Merger,” and Part II, Item 1 of this Form 10-Q.

Professional and Administrative Expenses — Affiliated

Professional and administrative expenses — affiliated increased approximately $6,000, or 17%, and $8,000, or 12%, for the three months and six months ended June 30, 2003, as compared to the same periods in 2002, as a result of increased personnel costs. Professional and administrative expenses — affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include legal, finance and other services necessary to manage and operate our business.

Depreciation and Amortization

Depreciation and amortization decreased approximately $19,000, or 7%, and $45,000, or 8%, for the three months and six months ended June 30, 2003, respectively, as compared to the same periods in 2002, as a result of assets becoming fully depreciated. The decrease in depreciation and amortization expense is partially offset by assets being placed in service, in the form of tenant improvements and building improvements at NTS Center, Plainview Center and Peachtree Corporate Center and land improvements at NTS Center. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 6-30 years for land improvements, 5-30 years for buildings and improvements, 3-27 years for amenities and the applicable lease term for tenant improvements.

Liquidity and Capital Resources

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the six months ended June 30, 2003 and 2002.

Cash flows provided by (used in):

                                                                       Six Months Ended
                                                                           June 30,
                                                           -----------------------------------------
                                                                  2003                  2002
                                                           ------------------    -------------------
Operating activities                                    $             709,689 $              796,812
Investing activities                                                 (159,314)              (120,571)
Financing activities                                                 (607,817)              (548,002)
                                                           ------------------    -------------------

     Net (decrease) increase in cash and equivalents    $             (57,442)$              128,239
                                                           ==================    ===================

Cash Flows

Net cash provided by operating activities decreased approximately $87,000 for the six months ended June 30, 2003, as compared to the same period in 2002. The decrease was primarily driven by reduced earnings from operations before non cash items which were partially offset by the change in accounts payable.

Net cash used in investing activities increased approximately $39,000 for the six months ended June 30, 2003, as compared to the same period in 2002. The increase is a result of increased capital expenditures primarily related to tenant finish activity.

Net cash used in financing activities increased approximately $60,000 for the six months ended June 30, 2003, as compared to the same period in 2002. The increase is the result of additional principal payments in 2003.

We indefinitely suspended distributions starting December 31, 1996. Cash reserves which consist of unrestricted cash as shown on our balance sheets were $331,007 and $388,449 on June 30, 2003 and December 31, 2002, respectively.

Due to the fact that no distributions were made during the six months ended June 30, 2003 or 2002, the table which presents that portion of the distributions that represents a return of capital in accordance with Accounting Principles Generally Accepted in the United States has been omitted.

Future Liquidity

We believe the current occupancy levels are adequate to continue the operations of our properties without additional financing, excluding the capital improvements and leasing costs described below. Our future liquidity depends significantly on our properties’ occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.

A major tenant at NTS Center with a near lease term expiration is seeking alternatives to renewing its expiring lease with us. This tenant is currently occupying 53,435 square feet at an annual rate of $13.59 per square foot. The failure of this tenant to renew its lease at NTS Center would result in a loss of annual rental revenue and operating expense recoveries of approximately $726,000, or 19% of last year’s total revenues. This would significantly impair our liquidity, and could result in significant costs to refurbish the vacated space and locate new tenants. At this time, we are not certain whether the tenant intends to renew its lease as allowed by the lease agreement, or vacate its space. We do not have an estimate for the costs to locate a replacement tenant or refinish the space occupied by this tenant.

In June 2003, a significant tenant at Peachtree Corporate Center whose lease expired June 30, 2003, notified us of its intention to vacate its space in September 2003. This tenant is currently occupying 19,374 square feet at an annual rate of $9.25 per square foot. This will result in an annual loss of approximately $179,000, or 5% of last year’s total revenues. There may be significant demands on future liquidity as a result of this vacancy. Approximately $203,000, will be needed to refinish the vacated space and locate new tenants.

In the next 12 months, we expect the demand on future liquidity to increase as a result of future leasing activity driven primarily by the decreased occupancy at Plainview Center. There has been and will likely continue to be a protracted period for Plainview Center to become fully leased again. Approximately $577,000, will be needed for leasing costs, especially those needed to refinish space for new tenants. It is anticipated that operating cash flows will be adequate to fund these leasing costs. As of June 30, 2003, we had not made any commitments for tenant finish improvements at Plainview Center.

As of June 30, 2003, we anticipate making certain building improvements in 2003 totaling approximately $27,000, which will be funded from cash from operations. These improvements include HVAC replacements at NTS Center, estimated to cost $12,000, and at Peachtree Corporate Center, estimated to cost $15,000.

The demands on liquidity as discussed above will be managed by our general partner using cash provided by operations, cash reserves, existing financing or additional financing secured by our properties. Typically, these capital improvements and leasing costs require use of existing financing or additional financing. There can be no guarantee that such funds will be available at which time our general partner will manage the demand on liquidity according to our best interest.

We have no other material commitments for renovations or capital improvements as of June 30, 2003.

Proposed Merger

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle with representatives of the class of plaintiffs to settle the action captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01- 05090). The action was originally filed in the Superior Court of the State of California for the County of Contra Costa against the general partners and several affiliated individuals and entities in December 2001. The settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for any of the claims asserted in the Buchanan litigation and the class action and derivative litigation filed in the Circuit Court of Jefferson County, Kentucky and captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740).

As part of the proposed settlement, the general partners have agreed to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership. The general partners would seek to list the limited partnership interests to be issued in the merger on a national securities exchange. The merger will be subject to, among other things, approval by holders of a majority of the limited partner interests in each partnership, final approval of the court in which the Buchanan litigation is pending and receipt by the general partners of an opinion regarding the fairness of the merger to the limited partners from a financial point of view. An independent appraiser has been retained to appraise all of the properties owned by the existing partnerships and affiliated entities and that would be owned after the merger by the new partnership. The appraisal will be used in establishing exchange values which will determine the number of interests that will be issued to each existing partnership in the merger. The interests in the newly-formed partnership will be subsequently distributed to the limited and general partners in each existing partnership as though each partnership had been liquidated. The general partners have also retained a third party to provide an opinion on the fairness of the merger to limited partners from a financial point of view. For the six months ended June 30, 2003, our share of the legal and professional fees for the proposed merger was approximately $28,000.

Website Information

Our website address is www.ntsdevelopment.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act are available and may be accessed free of charge through the “About NTS” section of our website as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. Our website and the information contained therein or connected thereto are not incorporated into this Quarterly Report on Form 10-Q.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. Our debt bears interest at a fixed rate with the exception of the $3,500,000 mortgage payable obtained on May 9, 2000, which had a balance of $1,196,250 as of June 30, 2003. On June 30, 2003, a hypothetical 100 basis point increase in interest rates would result in an approximate $297,000 decrease in the fair value of the debt and would increase interest expense on the variable rate mortgage by approximately $12,000 annually.

Item 4 — Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of NTS Capital Corporation, the general partner of our general partner, have concluded, based on their evaluation as of June 30, 2003, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us reached an agreement in principle with representatives of the class of plaintiffs to settle the action captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01- 05090). The action was originally filed in the Superior Court of the State of California for the County of Contra Costa against the general partners and several affiliated individuals and entities in December 2001. The settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for any of the claims asserted in the Buchanan litigation and the class action and derivative litigation filed in the Circuit Court of Jefferson County, Kentucky and captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740). As part of the proposed settlement, the general partners have agreed to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership, as described in more detail in Part I, Item 2 under the caption “Proposed Merger.”

On June 30, 2003, a stipulation and order of stay was entered in the Bohm litigation with the agreement of counsel for both parties under which the action was stayed pending the possible resolution of the Buchanan litigation. The stay will remain in effect only if the parties in the Buchanan litigation seek preliminary approval of a settlement of that litigation by September 8, 2003 and the final settlement of the Buchanan litigation includes releases relating to the Bohm litigation. If these two conditions are satisfied, the stay will become permanent when the Buchanan settlement is subject to a final, non-appealable order.

Item 2 — Changes in Securities and Use of Proceeds
None.

Item 3 — Defaults Upon Senior Securities
None.

Item 4 — Submission of Matters to a Vote of Security Holders
None.

Item 5 — Other Information
None.

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits
(3)	Amended and Restated Agreement and Certificate of Limited Partnership of NTS-Properties III. *
(31.1)	Certification of Chief Executive Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
(31.2)	Certification of Chief Financial Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
(32.1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
(32.2)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
(b)	Reports on Form 8-K
We filed a Form 8-K on June 20, 2003, to report an agreement in principle with regard to the settlement of the litigation, as discussed in Part II, Item I.

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
General Partner
By: NTS Capital Corporation,
General Partner

/s/ Brian F. Lavin

Brian F. Lavin
President of NTS Capital Corporation

/s/ Gregory A. Wells

Gregory A. Wells
Chief Financial Officer of NTS Capital Corporation

Date: August 14, 2003

EXHIBIT INDEX

Exhibit Number	Description of Document
3	Amended and Restated Agreement and Certificate of Limited Partnership of NTS-Properties III. *
31.1	Certification of Chief Executive Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification of Chief Financial Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on June 25, 1982 (effective October 13, 1982) under Commission File No. 2-78152.

**	Attached as an exhibit to this Quarterly Report on Form 10-Q.