Form 10-Q
period 2003-09-30
NTS PROPERTIES III
filed 2003-11-13
CIK 703667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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
Yes [   ]    No [X]

TABLE OF CONTENTS

Pages

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2003 and December 31, 2002	4

	Statement of Partners' Equity as of September 30, 2003	4

	Statements of Operations for the Three and Nine
	Months Ended September 30, 2003 and 2002	5

	Statements of Cash Flows for the Nine Months
	Ended September 30, 2003 and 2002	6

	Notes to Financial Statements	7-12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II — OTHER INFORMATION

Items 1 - 6	19

Signatures	20

Exhibit Index	21

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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

NTS-PROPERTIES III
BALANCE SHEETS

                                                                       As of                As of
                                                                   September 30,        December 31,
                                                                       2003                 2002
                                                                -------------------  -------------------
                                                                    (UNAUDITED)
ASSETS
Cash and equivalents                                           $            260,131 $            388,449
Cash and equivalents - restricted                                            64,191                6,078
Accounts receivable, net                                                    720,723              631,237
Land, buildings and amenities, net                                        9,158,323            9,730,665
Other assets                                                                372,045              337,558
                                                                -------------------  -------------------

     TOTAL ASSETS                                              $         10,575,413 $         11,093,987
                                                                ===================  ===================

LIABILITIES AND PARTNERS' EQUITY
Mortgages payable                                              $          6,416,185 $          7,296,088
Accounts payable                                                            214,616              128,023
Security deposits                                                           139,485              157,258
Other liabilities                                                           135,349               99,215
                                                                -------------------  -------------------

     TOTAL LIABILITIES                                                    6,905,635            7,680,584

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' EQUITY                                                          3,669,778            3,413,403
                                                                -------------------  -------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                         $         10,575,413 $         11,093,987
                                                                ===================  ===================

NTS-PROPERTIES III
STATEMENT OF PARTNERS’ EQUITY
(UNAUDITED)

                                                     Limited            General
                                                    Partners            Partner              Total
                                                -----------------  ------------------  ------------------
PARTNERS' EQUITY/(DEFICIT)
Initial equity                                 $       15,600,000 $         8,039,710 $        23,639,710
Adjustment to historical basis                                 --          (5,455,030)         (5,455,030)
                                                -----------------  ------------------  ------------------

     EQUITY                                    $       15,600,000 $         2,584,680 $        18,184,680

Net income (loss) - prior years                           238,319          (2,754,526)         (2,516,207)
Net income (loss) - current year                          289,455             (33,081)            256,374
Cash distributions declared to date                   (11,349,844)           (206,985)        (11,556,829)
Repurchase of limited partnership interests              (698,240)                 --            (698,240)
                                                -----------------  ------------------  ------------------

BALANCES ON SEPTEMBER 30, 2003                 $        4,079,690 $          (409,912)$         3,669,778
                                                =================  ==================  ==================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                     Three Months Ended             Nine Months Ended
                                                       September 30,                  September 30,
                                                ----------------------------  -----------------------------
                                                    2003           2002            2003           2002
                                                -------------  -------------  --------------  -------------
REVENUES
Rental income                                  $      858,003 $      889,223 $     2,625,971 $    2,676,778
Rental income - affiliated                             73,834         73,834         221,503        221,503
Interest and other income                               3,749          5,159          13,949         16,884
                                                -------------  -------------  --------------  -------------

     TOTAL REVENUES                                   935,586        968,216       2,861,423      2,915,165
                                                -------------  -------------  --------------  -------------

EXPENSES
Operating expenses                                    212,024        210,328         643,017        633,550
Operating expenses - affiliated                        65,243         69,097         222,514        236,322
Loss on disposal of assets                              4,077             --           4,077          1,826
Interest expense                                      106,064        123,597         330,794        379,237
Management fees                                        44,799         46,694         137,710        140,992
Real estate taxes                                      52,041         51,570         156,123        154,710
Professional and administrative expenses               40,530         32,315         182,542         82,403
Professional and administrative expenses -
  affiliated                                           33,286         31,853         107,612         98,485
Depreciation and amortization                         267,107        289,842         820,660        888,485
                                                -------------  -------------  --------------  -------------

     TOTAL EXPENSES                                   825,171        855,296       2,605,049      2,616,010
                                                -------------  -------------  --------------  -------------

Net income                                     $      110,415 $      112,920 $       256,374 $      299,155
                                                =============  =============  ==============  =============

Net income allocated to the limited partners   $      121,030 $      124,944 $       289,455 $      335,624
                                                =============  =============  ==============  =============

Net income per limited partnership interest    $         9.63 $         9.94 $         23.03 $        26.70
                                                =============  =============  ==============  =============

Weighted average number of limited
  partnership interests                                12,570         12,570          12,570         12,570
                                                =============  =============  ==============  =============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                ----------------------------------------
                                                                       2003                 2002
                                                                -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $            256,374 $            299,155
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for doubtful accounts                                          11,732               15,202
    Write - off of uncollectible accounts receivable                        (11,837)             (14,342)
    Loss on disposal of assets                                                4,077                1,826
    Depreciation and amortization                                           906,230              973,268
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                     (58,113)             (48,207)
      Accounts receivable                                                   (89,381)             (77,304)
      Other assets                                                         (135,177)             (73,334)
      Accounts payable                                                       86,593              (39,993)
      Security deposits                                                     (17,773)              14,831
      Other liabilities                                                      36,134               80,134
                                                                -------------------  -------------------

     Net cash provided by operating activities                              988,859            1,131,236
                                                                -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                                 (237,274)            (305,256)
                                                                -------------------  -------------------

     Net cash used in investing activities                                 (237,274)            (305,256)
                                                                -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable                                    (879,903)            (998,801)
                                                                -------------------  -------------------

     Net cash used in financing activities                                 (879,903)            (998,801)
                                                                -------------------  -------------------

     Net decrease in cash and equivalents                                  (128,318)            (172,821)

CASH AND EQUIVALENTS, beginning of period                                   388,449              354,992
                                                                -------------------  -------------------

CASH AND EQUIVALENTS, end of period                            $            260,131 $            182,171
                                                                ===================  ===================

Interest paid on a cash basis                                  $            330,525 $            377,835
                                                                ===================  ===================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited financial statements included herein should be read in conjunction with NTS-Properties III’s 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2003. In the opinion of our general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying financial statements for the three and nine months ended September 30, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this Quarterly Report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to NTS-Properties III or its interests in its properties.

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

Note 3 — Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of September 30, 2003, approximately $163,000 of our overnight investment was included in cash and equivalents.

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

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Application of this standard during the period ended September 30, 2003 did not result in an impairment loss.

Note 6 — Mortgages Payable

Mortgages payable consist of the following:

                                                                   September 30,         December 31,
                                                                       2003                  2002
                                                                -------------------   -------------------
Mortgage payable to an insurance company in monthly
installments, bearing interest at 6.89%, maturing April 10,
2015, secured by land and buildings.                           $          5,416,185  $          5,639,838

Mortgage payable to a bank in monthly installments, bearing
a variable interest rate of Prime -0.25%, due March 1, 2004, secured by land and a building. The interest rate on September
30, 2003 was 3.75%.                                                       1,000,000             1,656,250
                                                                -------------------   -------------------

                                                               $          6,416,185  $          7,296,088
                                                                ===================   ===================

Based on the borrowing rates available to us for mortgages with similar terms and average maturities, the fair value of long-term debt on September 30, 2003 was approximately $6,664,000.

We intend on renewing the mortgage loan coming due March 1, 2004. There can be no assurance that we will be successful in obtaining this renewal or that the rate or terms will be acceptable.

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

We were charged the following amounts pursuant to an agreement with NTS Development Company for the nine months ended September 30, 2003 and 2002. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                       Nine Months Ended
                                                                         September 30,
                                                           -----------------------------------------
                                                                  2003                  2002
                                                           ------------------    -------------------

Property management fees                                $             137,710 $              140,992
                                                           ------------------    -------------------

Property management                                                   141,990                129,816
Leasing                                                                44,189                 79,563
Administrative - operating                                             30,227                 22,275
Other                                                                   6,108                  4,668
                                                           ------------------    -------------------

     Total operating expenses - affiliated                            222,514                236,322
                                                           ------------------    -------------------

Professional and administrative expenses - affiliated                 107,612                 98,485
                                                           ------------------    -------------------

Repair and maintenance fees                                            10,217                 14,726
Leasing commissions                                                     7,216                  2,340
                                                           ------------------    -------------------

     Total related party transactions capitalized                      17,433                 17,066
                                                           ------------------    -------------------

Total related party transactions                        $             485,269 $              492,865
                                                           ==================    ===================

During the nine months ended September 30, 2003 and 2002, we were charged $5,964 and $4,866, respectively, for property maintenance fees from an affiliate of NTS Development Company.

During the nine months ended September 30, 2003 and 2002, NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot. We received $221,503 in rental payments from NTS Development Company during the nine months ended September 30, 2003 and 2002. The lease term for NTS Development Company ends on March 31, 2004.

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

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle with representatives of the class of plaintiffs to settle the Buchanan action. This settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for any of the claims asserted in the Buchanan litigation and the Bohm litigation described below. As part of the proposed settlement, the general partners have agreed, among other things, to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership.

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

On October 1, 2003, in the Bohm litigation, the judge granted the defendants’ motion to extend a stay that had been previously agreed upon by the parties which expired on September 8, 2003. The stay will remain in effect only if the parties in the Buchanan litigation seek preliminary approval of a settlement of that litigation by November 19, 2003 and the final settlement of the Buchanan litigation includes releases relating to the Bohm litigation. If these two conditions are satisfied, the stay will become permanent when the Buchanan settlement is subject to a final, non-appealable order. For the nine months ended September 30, 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $19,000, which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations, except as discussed herein.

Proposed Merger

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle with representatives of the class of plaintiffs to settle the action captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01- 05090). The action was originally filed in the Superior Court of the State of California for the County of Contra Costa against the general partners and several affiliated individuals and entities in December 2001. The settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for any of the claims asserted in the Buchanan litigation and the class action and derivative litigation filed in the Circuit Court of Jefferson County, Kentucky and captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI- 01740).

As part of the proposed settlement of the Buchanan and Bohm litigation, the general partners have agreed to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership. The general partners would seek to list the limited partnership interests to be issued in the merger on a national securities exchange. The merger will be subject to, among other things, approval by holders of a majority of the limited partner interests in each partnership, final approval of the court in which the Buchanan litigation is pending and receipt by the general partners of an opinion regarding the fairness of the merger to the limited partners from a financial point of view. An independent appraiser has been retained to appraise all of the properties owned by the existing partnerships and affiliated entities that would be owned after the merger by the new partnership. The appraisal will be used in establishing exchange values which will determine the number of interests that will be issued to each existing partnership in the merger. The interests in the newly-formed partnership will be subsequently distributed to the limited and general partners in each existing partnership as though each partnership had been liquidated. The general partners have also retained a third party to provide an opinion on the fairness of the merger to limited partners from a financial point of view. For the nine months ended September 30, 2003, our share of the legal and professional fees for the proposed merger was approximately $35,000.

Note 9 — Segment Reporting

Our reportable operating segments include only one segment — Commercial Real Estate Operations.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results ofOperations

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

Results of Operations

The following table includes our selected summarized operating data for the three and nine months ended September 30, 2003 and 2002. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                               Three Months Ended                 Nine Months Ended
                                                 September 30,                      September 30,
                                         ------------------------------    -------------------------------
                                             2003             2002             2003              2002
                                         -------------    -------------    -------------     -------------
Total revenues                         $       935,586 $        968,216 $      2,861,423  $      2,915,165
Operating expenses and operating
  expenses - affiliated                        277,267          279,425          865,531           869,872
Interest expense                               106,064          123,597          330,794           379,237
Depreciation and amortization                  267,107          289,842          820,660           888,485
Net income                                     110,415          112,920          256,374           299,155

Rental and other income generated by our properties for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                             Three Months Ended              Nine Months Ended
                                               September 30,                   September 30,
                                       ------------------------------  ------------------------------
                                           2003             2002           2003             2002
                                       -------------   --------------  -------------    -------------
NTS Center                            $      264,032 $        315,850 $      862,604 $        982,677
Plainview Center                      $      304,927 $        303,185 $      924,663 $        910,268
Peachtree Corporate Center            $      365,728 $        348,070 $    1,071,092 $      1,018,922

The occupancy levels at our properties as of September 30, 2003 and 2002 were as follows:

                                                  2003                        2002
                                           -------------------         -------------------
NTS Center                                         72%                         85%
Plainview Center                                   66%                         70%
Peachtree Corporate Center                         76%                         87%

The average occupancy levels at our properties for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                      Three Months Ended                    Nine Months Ended
                                         September 30,                        September 30,
                                -------------------------------     ---------------------------------
                                    2003              2002               2003               2002
                                -------------     -------------     --------------     --------------
NTS Center                           72%               85%               77%                 87%
Plainview Center                     68%               69%               69%                 69%
Peachtree Corporate Center           84%               85%               85%                 83%

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

The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the three and nine months ending September 30, 2002 and 2003.

Rental Income

Rental income decreased approximately $31,000, or 4%, for the three months ended September 30, 2003, as compared to the same period in 2002, primarily as a result of the decreased average occupancy at NTS Center. The decrease is partially offset by increased rents at Peachtree Corporate Center.

Quarter-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages, which are more representative of the entire year-to-date results.

Interest Expense

Interest expense decreased approximately $18,000, or 14%, and $48,000, or 13%, for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002, as a result of additional principal payments made in 2003 which reduced the outstanding balance on our mortgage payable secured by Plainview Center.

Professional and Administrative Expenses

Professional and administrative expenses increased approximately $8,000, or 25%, and $100,000, or 122%, for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002, primarily as a result of costs incurred for legal and professional fees related to our proposed merger and litigation filed by limited partners. See the following discussion under the caption “Proposed Merger,” and Part II, Item 1 of this Form 10- Q.

Depreciation and Amortization

Depreciation and amortization decreased approximately $23,000, or 8%, and $68,000, or 8%, for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002, as a result of assets becoming fully depreciated. The decrease in depreciation and amortization expense is partially offset by assets being placed in service, in the form of tenant improvements and building improvements at NTS Center, Plainview Center and Peachtree Corporate Center and land improvements at NTS Center. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 6-30 years for land improvements, 5-30 years for buildings and improvements, 3-27 years for amenities and the applicable lease term for tenant improvements.

Liquidity and Capital Resources

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the nine months ended September 30, 2003 and 2002.

Cash flows provided by (used in):

                                                                 Nine Months Ended
                                                                   September 30,
                                                     -----------------------------------------
                                                            2003                  2002
                                                     ------------------    -------------------
Operating activities                              $             988,859 $            1,131,236
Investing activities                                           (237,274)              (305,256)
Financing activities                                           (879,903)              (998,801)
                                                     ------------------    -------------------

     Net decrease in cash and equivalents         $            (128,318)$             (172,821)
                                                     ==================    ===================

Cash Flows

Net cash provided by operating activities decreased approximately $142,000 for the nine months ended September 30, 2003, as compared to the same period in 2002. The decrease was primarily driven by reduced earnings from operations before non cash items which was partially offset by the change in accounts payable.

Net cash used in investing activities decreased approximately $68,000 for the nine months ended September 30, 2003, as compared to the same period in 2002. The decrease is a result of decreased capital expenditures primarily related to tenant finish activity.

Net cash used in financing activities decreased approximately $119,000 for the nine months ended September 30, 2003, as compared to the same period in 2002. The decrease is the result of additional principal payments on a mortgage payable in 2002.

We indefinitely suspended distributions starting December 31, 1996. Cash reserves which consist of unrestricted cash as shown on our balance sheets were $260,131 and $388,449 on September 30, 2003 and December 31, 2002, respectively.

Due to the fact that no distributions were made during the nine months ended September 30, 2003 or 2002, the table which presents that portion of the distributions that represents a return of capital in accordance with accounting principles generally accepted in the United States has been omitted.

Future Liquidity

We believe the current occupancy levels are adequate to fund the operations of our properties. However, our future liquidity depends significantly on our properties’ occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired. In addition, we may be required to obtain financing in connection with the capital improvements and leasing costs described below.

A major tenant at NTS Center with a near lease term expiration is seeking alternatives to renewing its expiring lease with us. This tenant is currently occupying 53,435 square feet, or 46% of the total rentable square feet of the building, at an annual rate of $13.59 per square foot. The failure of this tenant to renew its lease at NTS Center would result in a loss of annual rental revenue and operating expense recoveries of approximately $726,000, or 19% of last year’s total revenues. This would significantly impair our liquidity, and could result in significant costs to refurbish the vacated space and locate new tenants. At this time, we are not certain whether the tenant intends to renew its lease as allowed by the lease agreement, or vacate its space. We do not have an estimate for the costs to locate a replacement tenant or refinish the space occupied by this tenant.

At the end of August 2003, a significant tenant at Peachtree Corporate Center vacated its space. This tenant occupied 19,374 square feet, or 10% of the total rentable square feet of the building, at an annual rate of $9.25 per square foot. In September 2003, a lease was negotiated with a current tenant to occupy 8,037 square feet of the vacant space. This will leave 11,337 square feet unoccupied resulting in an annual loss of approximately $105,000, or 3% of last year’s total revenues. There may be significant demands on future liquidity as a result of the remaining vacancy. Approximately $119,000 will be needed to refinish the remaining vacated space and locate new tenants.

In the next 12 months, we expect the demand on future liquidity to increase as a result of future leasing activity driven primarily by the decreased occupancy at Plainview Center. There has been and will likely continue to be a protracted period for Plainview Center to become fully leased again. Approximately $406,000 will be needed for leasing costs, especially those needed to refinish space for new tenants. As of September 30, 2003, we had not made any commitments for tenant finish improvements at Plainview Center.

As of September 30, 2003, we anticipate making certain building improvements in 2003 totaling approximately $14,000. These improvements include HVAC replacements at NTS Center, estimated to cost $6,000, and at Peachtree Corporate Center, estimated to cost $8,000.

We anticipate using cash provided by operations and cash reserves to fund a portion of the capital improvements and leasing costs described above. However, we believe that funding these expenses may also require existing financing or additional financing secured by our properties and there is no assurance that this financing will be available.

We have no other material commitments for renovations or capital improvements as of September 30, 2003.

Proposed Merger

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle with representatives of the class of plaintiffs to settle the action captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01- 05090). The action was originally filed in the Superior Court of the State of California for the County of Contra Costa against the general partners and several affiliated individuals and entities in December 2001. The settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for any of the claims asserted in the Buchanan litigation and the class action and derivative litigation filed in the Circuit Court of Jefferson County, Kentucky and captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI- 01740).

As part of the proposed settlement, the general partners have agreed to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-

formed partnership. The general partners would seek to list the limited partnership interests to be issued in the merger on a national securities exchange. The merger will be subject to, among other things, approval by holders of a majority of the limited partner interests in each partnership, final approval of the court in which the Buchanan litigation is pending and receipt by the general partners of an opinion regarding the fairness of the merger to the limited partners from a financial point of view. An independent appraiser has been retained to appraise all of the properties owned by the existing partnerships and affiliated entities that would be owned after the merger by the new partnership. The appraisal will be used in establishing exchange values which will determine the number of interests that will be issued to each existing partnership in the merger. The interests in the newly-formed partnership will be subsequently distributed to the limited and general partners in each existing partnership as though each partnership had been liquidated. The general partners have also retained a third party to provide an opinion on the fairness of the merger to limited partners from a financial point of view. For the nine months ended September 30, 2003, our share of the legal and professional fees for the proposed merger was approximately $35,000.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. Our debt bears interest at a fixed rate with the exception of the $3,500,000 mortgage payable obtained on May 9, 2000, which had a balance of $1,000,000 as of September 30, 2003. On September 30, 2003, a hypothetical 100 basis point increase in interest rates would result in an approximate $282,000 decrease in the fair value of the debt and would increase interest expense on the variable rate mortgage by approximately $10,000 annually.

Item 4 — Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of NTS Capital Corporation, the general partner of our general partner, have concluded, based on their evaluation as of September 30, 2003, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

On October 1, 2003, in the litigation against our general partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740) that is pending in the Circuit Court of Jefferson County, Kentucky, the judge granted the defendants’ motion to extend a stay that had been previously agreed upon by the parties which expired on September 8, 2003. The stay will remain in effect only if the parties in the litigation captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090), filed against our general partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us that is pending in the Superior Court of the State of California, seek preliminary approval of a settlement of that litigation by November 19, 2003 and the final settlement of the Buchanan litigation includes releases relating to the Bohm litigation. If these two conditions are satisfied, the stay will become permanent when the Buchanan settlement is subject to a final, non-appealable order.

Items 2 through 5 are omitted because these items are inapplicable or the answers to the items are negative.

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

Date: November 13, 2003

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