Form 10-K
period 2003-12-31
NTS PROPERTIES III
filed 2004-03-26
CIK 703667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-11176

NTS-PROPERTIES III
(Exact name of registrant as specified in its charter)

Georgia	61-1017240
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

10172 Linn Station Road	40223
Louisville, Kentucky	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (502) 426-4800

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities pursuant to Section 12(g) of the Act:

Limited Partnership Interests
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [X]

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).      Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2003: No aggregate market value can be determined because no established market exists for the limited partnership interests.

TABLE OF CONTENTS

PART I

		Pages
Items 1. and 2.	Business and Properties	3-9
Item 3.	Legal Proceedings	9-11
Item 4.	Submission of Matters to a Vote of Security Holders	11

PART II

PART III

Item 10.	Directors and Executive Officers of the Registrant	44-46
Item 11.	Management Remuneration and Transactions	46-47
Item 12.	Security Ownership of Certain Beneficial Owners and Management	47-48
Item 13.	Certain Relationships and Related Transactions	48-49
Item 14.	Principal Accountant Fees and Services	49

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	50-53
Signatures		54

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements included in this Form 10-K, particularly those included in Part I, Items 1 and 2 — Business and Properties, and Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), may be considered “forward-looking statements” because the statements relate to matters which have not yet occurred. For example, phrases such as “we anticipate,” “believe” or “expect” indicate that it is possible that the event anticipated, believed or expected may not occur. If these events do not occur, the result which we expected also may, or may not, occur in a different manner, which may be more or less favorable to us. We do not undertake any obligation to update these forward-looking statements.

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our general partner’s best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by us pursuant to the safe harbor established by the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. See Part II — Item 7 for Cautionary Statements.

PART I

Items 1 and 2 — Business and Properties

Development of Business

NTS-Properties III (the “Partnership”) is a limited partnership organized under the laws of the state of Georgia on June 24, 1982. The general partner is NTS-Properties Associates, a Georgia limited partnership (the “General Partner”). The general partners of the General Partner are NTS Capital Corporation and J.D. Nichols. As of December 31, 2003, the Partnership owned the properties listed below. As used in this Annual Report on Form 10-K the terms “we,” “us” or “our,” as the context requires, may refer to the Partnership or its interests in these properties:

·	NTS Center, an office complex with approximately 115,600 net rentable square feet located in Jeffersontown, Kentucky, a suburb of Louisville. Acquired on January 26, 1983.

·	Plainview Center, an office complex with approximately 96,000 net rentable square feet located in Jeffersontown, Kentucky. Acquired on February 15, 1983.

·	Peachtree Corporate Center, a business park with approximately 191,300 net rentable square feet located in Norcross, Georgia, a suburb of Atlanta. Acquired on January 26, 1983.

We have a fee title interest in the above properties. We believe that our properties are adequately covered by property insurance.

As of December 31, 2003, our properties were encumbered by mortgages as shown in the table below:

                                   Interest        Maturity           Balance
Property                             Rate            Date           on 12/31/03
----------------------------   ---------------  ---------------   ---------------
NTS Center                          6.89%          04/10/15 (1)   $    5,339,037
Peachtree Corporate Center           N/A              N/A               N/A
Plainview Center                 Prime -.25%       03/01/04       $      970,000(2)
(1)	Current monthly principal payments are based upon a 17-year amortization schedule. At maturity, we believe the mortgage will have been repaid based on the current rate of amortization.

(2)	In May 2000, we increased the $2,000,000 mortgage payable to $3,500,000 and extended the maturity date from March 1, 2001 to March 1, 2002. In February 2002, we extended the maturity date from March 1, 2002 to March 1, 2004. The note is secured by Plainview Center and bears interest at Prime — .25%. We are currently negotiating a twelve-month renewal of this mortgage loan, however there can be no assurance that we will be successful in obtaining the renewal or that the rates or terms will be acceptable.

Currently, our plans for renovations and other major capital expenditures include tenant finish improvements required by lease negotiations at our properties. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant’s needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations, cash reserves or additional financing where necessary.

Financial Information About Industry Segments

We are presently engaged solely in the business of owning and operating commercial real estate. A presentation of information concerning industry segments is therefore not applicable.

Narrative Description of Business

General

Our current investment objectives are consistent with our original objectives, which are to provide cash distributions from the operation or financing of our properties, obtain long-term capital gain treatment on the sale or refinancing of properties, provide limited partners with deferrals of federal income taxes, and preserve limited partners’ capital. Proceeds of any sale or refinancing of our properties may be distributed to limited partners, or may be used to repay debt or to make capital improvements to properties.

The properties we currently own, which are described in the following section, are the same as those we originally acquired. Our properties are in a condition suitable for their intended use. We periodically evaluate whether to retain, refinance, or sell or otherwise dispose of these properties, with a view toward meeting the above investment objectives, including the making of distributions. In deciding whether to sell a property, we will consider factors such as potential capital appreciation, mortgage pre-payment penalties, market conditions, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the limited partners. Distributions have been suspended to fund current and future capital improvements and debt repayment. For information on distributions, see Part II, Item 5 of this Form 10-K. In addition, see Item 8, Note 8 and Note 11 for information regarding our proposed merger with other affiliated entities.

Description of Real Property

NTS Center

As of December 31, 2003, there were six tenants leasing office space aggregating approximately 83,300 square feet of the net rentable area at NTS Center. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance, utilities and real estate taxes. The tenants who occupy NTS Center are professional service entities. The principal occupations/professions practiced include real estate and grocery chain management. Two tenants individually lease more than 10% of NTS Center’s rentable area. The occupancy levels at NTS Center as of December 31 were 72% (2003), 85% (2002), 94% (2001), 95% (2000) and 100% (1999). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major tenant leases in effect on December 31, 2003:

                              Year of        Square Feet and % of     Current Annual Rental
Major Tenant (1):            Expiration       Net Rentable Area          per Square Foot
-----------------------   ---------------  -----------------------    ---------------------
               1                2004            20,368 (17.6%)               $14.50
               2                2004            53,435 (46.2%)               $10.81 (2)
(1)	Major tenants are those that individually occupy 10% or more of the rentable square footage.
(2)	In accordance with the lease agreement, the tenant pays their own electricity and cleaning costs. The base rent is therefore below market.

Plainview Center

As of December 31, 2003, there were nine tenants leasing office space aggregating approximately 75,700 square feet of the net rentable area at Plainview Center. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance, utilities and real estate taxes. The tenants who occupy Plainview Center are professional service entities. They include healthcare services and a victim notification service. Two tenants individually lease more than 10% of Plainview Center’s rentable area. The occupancy levels at Plainview Center as of December 31 were 78% (2003), 71% (2002), 75% (2001), 68% (2000) and 48% (1999). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major tenant leases in effect on December 31, 2003:

                              Year of        Square Feet and % of     Current Annual Rental
Major Tenant (1):            Expiration       Net Rentable Area          per Square Foot
-----------------------   ---------------  -----------------------    ---------------------
               1                2009            11,085 (11.5%)               $12.75
               2                2007            47,109 (49.1%)               $15.91
(1)	Major tenants are those that individually occupy 10% or more of the rentable square footage.

Peachtree Corporate Center

As of December 31, 2003, there were 50 tenants leasing office, warehouse and storage space aggregating approximately 158,400 square feet of the net rentable area at Peachtree Corporate Center. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance, utilities and real estate taxes. The tenants who occupy Peachtree Corporate Center are professional service entities. The principal occupation/profession practiced is sales-related services. No tenants individually lease more than 10% of Peachtree Corporate Center’s rentable area. The occupancy levels at Peachtree Corporate Center as of December 31 were 83% (2003), 85% (2002), 79% (2001), 83% (2000) and 84% (1999). See Part II, Item 7 for average occupancy information.

Additional Operating Data

Additional operating data regarding our properties is furnished in the following table:

                                                                                  Peachtree
                                          NTS                Plainview            Corporate
                                         Center               Center               Center
                                   ------------------    -----------------    -----------------
Federal tax basis                  $        9,950,091    $       7,973,130    $      10,794,093
Property tax rate                              .00937               .00937               .03205
Annual property taxes              $           74,033    $          29,710    $         102,727

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 6-30 years for land improvements, 5-30 years for buildings and improvements, 3-27 years for amenities and the applicable lease term for tenant improvements.

Competition

Our properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of our General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants at lease expiration or for new tenants when vacancies occur. We maintain the suitability and competitiveness of our properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties in the markets in which we own properties. We have not commissioned a formal market analysis of competitive conditions in any market in which we own properties, but rely upon the market condition knowledge of the employees of NTS Development Company who manage and supervise the leasing for each property. See “Conflict of Interest.”

Management of Properties

NTS Development Company, an affiliate of our General Partner, directs the management of our properties pursuant to a written agreement (the “Agreement”). NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J.D. Nichols has a controlling interest in NTS Corporation and is a general partner of NTS-Properties Associates. Under the Agreement, NTS Development Company establishes rental policies and rates and directs the marketing activity of leasing personnel. NTS Development Company also coordinates the purchase of equipment and supplies, maintenance activity, and the selection of all vendors, suppliers and independent contractors.

As compensation for its services, NTS Development Company received $179,651 in property management fees for the year ended December 31, 2003. The fee is equal to 5% of gross receipts from our properties.

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

The term of the Agreement between NTS Development Company and us was initially for five years, and renewed thereafter for succeeding one-year periods, until cancelled. The Agreement is subject to cancellation by either party upon 60-days written notice. As of December 31, 2003, the Agreement is still in effect.

Working Capital Practices

Information about our working capital practices is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Seasonal Operations

We do not consider our operations to be seasonal to any material degree.

Conflict of Interest

Principals of the General Partner or its affiliates own or operate real estate properties that compete, directly or indirectly, with properties owned by us. Because we were organized by, and are operated by the General Partner, conflicts arising from our competition with properties owned by affiliated partnerships are not resolved through arms-length negotiations, but through the exercise of the General Partner’s judgment consistent with its fiduciary responsibility to the limited partners and our investment objectives and policies. The General Partner is accountable to the limited partners as a fiduciary and consequently must exercise good faith and integrity in handling our affairs. A provision has been made in our Partnership Agreement that the General Partner will not be liable to us except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. The Partnership Agreement provides for indemnification of the General Partner by us for liability resulting from errors in judgment or certain acts or omissions. The General Partner and its affiliates have the right to compete with our properties including the right to develop competing properties now and in the future, in addition to the existing properties which may compete directly or indirectly.

NTS Development Company, an affiliate of our General Partner, acts in a similar capacity for other affiliated entities in the same geographic region where we have property interests. As a result of the affiliation between NTS Development Company and our General Partner, there is a conflict of interest between our General Partner’s duty to the limited partners and its incentive to cause us to retain our properties because of the payment of fees to NTS Development Company. We believe the agreement with NTS Development Company is on terms no less favorable to us than those which could be obtained from a third party for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60-days written notice.

Employees

We have no employees. Under the terms of the property management agreement with NTS Development Company, NTS Development Company makes its employees available to perform services for us. In addition to the property management fees that we pay to NTS Development Company, we reimburse this affiliate for the actual costs of providing such services. See Part II, Item 8 — Note 7 and Part III, Item 13 for further discussions of related party transactions.

Website Information

Our website address is www.ntsdevelopment.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available and may be accessed free of charge through the “About NTS” section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 3 — Legal Proceedings

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa originally captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090) against our general partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners. These claims are based on, among other things, tender offers made by the public partnerships and an affiliate of our general partner, as well as the operation of the partnerships by the general partners. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements. Under an indemnification agreement with our general partner, we are responsible for the costs of defending any such action.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740) against the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include our general partner and the general partner of a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner believes that this action is without merit, and is vigorously defending it. On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. That Motion is currently pending before the court.

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle (the “Settlement Agreement”) with representatives of the class of plaintiffs to settle the Buchanan action. This settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for all of the claims asserted in the Buchanan litigation and the Bohm litigation. As part of the proposed settlement, the general partners have agreed, among other things, to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed entity. For more information on the merger, see Item 7, Proposed Merger.

On February 26, 2004, the Superior Court of the State of California for the County of Contra Costa preliminarily approved the settlement as set forth in the Stipulation and Agreement of Settlement jointly filed by the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090) on December 5, 2003. The Superior Court’s order, which sets forth its preliminary determination that the Stipulation and Agreement of Settlement is within the range of reasonableness, and is fair, just and adequate to the class of plaintiffs, is filed as an attachment to our Form 8-K filed on March 1, 2004. The Superior Court has scheduled a hearing (the “Final Hearing”) on May 6, 2004, to finally determine, among other things, whether: (1) the Stipulation and Agreement of Settlement is fair, reasonable and adequate, and in the best interests of the class of plaintiffs, and (2) the Buchanan litigation should be dismissed with prejudice and on the merits in accordance with the Stipulation and Agreement of Settlement.

At the Final Hearing, any member of the class of plaintiffs may appear personally or through his or her counsel to object to the final approval of the Stipulation and Agreement of Settlement, the entry of a final judgment dismissing with prejudice the Buchanan litigation or the application for an award of attorneys’ fees and expenses to the counsel for the class of plaintiffs. To do so, a class member must file the following with the Superior Court and the attorneys for the class of plaintiffs and the General Partners and other defendants at least fourteen days prior to the Final Hearing: (1) a notice of the class member’s intention to appear at the Final Hearing, (2) a detailed statement of the class member’s specific objections and (3) the grounds for the objections and any documents that the class member desires the Superior Court to consider.

Pending the entry by the Superior Court of a final judgment and order dismissing the Buchanan litigation with prejudice, all members of the class of plaintiffs are barred and enjoined from: (1) transferring, selling, assigning or otherwise disposing of any limited partner units of the Partnerships, (2) granting a proxy to object to the merger of the Partnerships into NTS Realty Holdings Limited Partnership (“NTS Realty”) as contemplated by the joint consent solicitation statement/prospectus that NTS Realty filed with the Securities and Exchange Commission or (3) commencing a tender offer for the limited partner units of the Partnerships.

For the year ended December 31, 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $95,000, which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations, except as discussed herein.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 — Market for Registrant’s Limited Partnership Interests and Related Partner Matters

There is no established trading market for the limited partnership interests, nor is one likely to develop. We had 530 limited partners as of January 31, 2004. Cash distributions and allocations of income (loss) are made as described in Item 8 — Note 1C.

No distributions were paid during 2003, 2002 or 2001. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements. Distributions have been indefinitely suspended to fund current and future capital improvements and debt repayment. Our ability to pay distributions is dependent upon, among other things, our ability to refinance properties on favorable terms.

Item 6 — Selected Financial Data

Years ended December 31:

                                  2003              2002              2001             2000              1999
                             ---------------   ---------------  ----------------  ---------------  ----------------
Total revenues               $     3,763,880   $     3,877,281  $      3,947,617  $     3,461,170  $      3,215,263

Operating income             $       690,857   $       886,597  $        638,476  $       336,871  $        148,088

Net income (loss)            $       268,144   $       407,586  $        190,514  $      (305,847) $       (694,796)

Net income (loss)
  allocated to:
    General Partner          $       (44,682)  $       (48,547) $        (66,300) $       (73,364) $        (78,012)
    Limited partners         $       312,826   $       456,133  $        256,814  $      (232,483) $       (616,784)

Net income (loss) per
  limited partnership
  interest                   $         24.89   $         36.29  $          20.30  $       (18.21)  $        (46.54)

Weighted average number
  of limited partnership
  interests                           12,570            12,570            12,649           12,769            13,253

Cumulative net income
  (loss) allocated to:
    General Partner          $    (2,799,208)  $    (2,754,526) $     (2,705,979) $    (2,639,679) $     (2,566,315)
    Limited partners         $       551,145   $       238,319  $       (217,814) $      (474,628) $       (242,145)

Cumulative taxable
  income (loss)
  allocated to:
    General Partner          $    (1,955,446)  $    (2,126,601) $     (2,343,204) $    (2,633,988) $     (2,689,375)
    Limited partners         $       114,655   $      (135,019) $       (469,096) $      (940,939) $       (974,971)

Cumulative distributions
  declared:
    General Partner          $       206,985   $       206,985  $        206,985  $       206,985  $        206,985
    Limited partners         $    11,349,845   $    11,349,845  $     11,349,845  $    11,349,845  $     11,349,845

At year end:
  Land, buildings and
    amenities, net           $     9,118,287   $     9,730,665  $     10,481,019  $    11,000,173  $     11,316,969

Total assets                 $    10,459,622   $    11,093,987  $     11,785,309  $    11,948,281  $     12,326,606

Mortgages payable            $     6,309,037   $     7,296,088  $      8,396,915  $     8,716,153  $      8,073,856

The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results ofOperations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Financial Statements in Item 8 and the cautionary statements below.

Critical Accounting Policies

General

A critical accounting policy is one that would materially effect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Impairment and Valuation

Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates. The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others. All of these factors are considered by management in determining the value of any particular investment property. The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole. If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

Recognition of Rental Income

Our commercial property leases are accounted for as operating leases. We accrue minimum rents on a straight-line basis over the terms of their respective leases. We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes and repairs and maintenance expenses from our tenants. Property operating expenses typically include utility, insurance, security, janitorial, landscaping and other administrative expenses. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We also receive estimated payments for these reimbursements from substantially all our tenants throughout the year. We do this to reduce the risk of loss on uncollectible accounts once we perform the final year-end billings for recoverable expenditures. We recognize the difference between estimated recoveries and the final billed amounts in the subsequent year and we believe these differences were not material in any period presented.

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month. The process, known as “straight-lining” or “stepping” rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease. Due to the impact of “straight- lining,” rental income exceeded the cash collected for rent by approximately $180,000, $133,000 and $149,000, for the years ended December 31, 2003, 2002 and 2001, respectively. If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet. If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet. We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved. We periodically review the collectability of outstanding receivables. Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less than ninety days but that we believe are potentially uncollectible.

Recognition of Lease Termination Income

We recognize lease termination income upon receipt of the income. We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

Cost Capitalization and Depreciation Policies

We review all expenditures and capitalize any item exceeding $1,000 deemed to be an upgrade or a tenant improvement with an expected useful life greater than one year. Land, building and amenities are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements have estimated useful lives between 5 — 30 years, land improvements have estimated useful lives of between 6 — 30 years, and amenities have estimated useful lives between 3 — 27 years.

Results of Operations for 2003, 2002 and 2001

The following table includes our selected summarized operating data for the years ended December 31, 2003, 2002 and 2001. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our financial statements, including the notes thereto, in Part II, Item 8 of this report.

                                                                       Year Ended December 31,
                                                           -----------------------------------------------
                                                                2003            2002             2001
                                                           --------------   -------------    -------------
Total revenues                                           $      3,763,880 $     3,877,281  $     3,947,617
Operating expenses and operating expenses - affiliated          1,141,765       1,163,726        1,352,686
Depreciation and amortization                                   1,096,104       1,176,574        1,332,416
Interest expense                                                  433,874         495,940          618,817
Net income                                                        268,144         407,586          190,514

Rental income and tenant reimbursements generated by our properties for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                                             2003             2002              2001
                                                       ----------------  ---------------  ----------------
NTS Center (1)                                        $       1,139,036 $      1,307,247 $       1,430,323
Plainview Center (1)                                  $       1,236,267 $      1,210,020 $       1,235,481
Peachtree Corporate Center (1)                        $       1,388,577 $      1,360,014 $       1,281,813
(1)	We believe the changes in rental income and tenant reimbursements from year to year are temporary effects of each property’s specific mix of lease maturities and is not indicative of any known trend.

The occupancy levels at our properties as of December 31, 2003, 2002 and 2001 were as follows:

                                                            2003           2002           2001
                                                       --------------  -------------  -------------
NTS Center (2)                                              72%             85%            94%
Plainview Center (2)                                        78%             71%            75%
Peachtree Corporate Center (2)                              83%             85%            79%
(2)	We believe the changes in occupancy on December 31 from year to year are temporary effects of each property’s specific mix of lease maturities and is not indicative of any known trend.

The average occupancy levels at our properties for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                                            2003           2002           2001
                                                       --------------  -------------  -------------
NTS Center (3)                                              76%             87%            93%
Plainview Center (3)                                        70%             70%            73%
Peachtree Corporate Center (3)                              84%             84%            82%
(3)	We believe the changes in average occupancy from year to year are temporary effects of each property’s specific mix of lease maturities and is not indicative of any known trend.

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

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the years ending December 31, 2003, 2002 and 2001.

Rental Income and Tenant Reimbursements

Our rental income and tenant reimbursements for the years ended December 31, 2003, 2002 and 2001 was approximately $3,469,000, $3,582,000 and $3,652,000, respectively. The decrease of $113,000, or 3%, in 2003 was primarily due to decreased average occupancy at NTS Center. The decrease is partially offset by increased rents at Peachtree Corporate Center and Plainview Center. The decrease of $70,000, or 2%, in 2002 is not a significant change. There were no material offsetting changes. Rental income — affiliated was approximately $295,000 for each of the years ended December 31, 2003, 2002 and 2001.

Year-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are more representative of the entire year-to-date results.

Operating Expenses and Operating Expenses — Affiliated

Our operating expenses for the years ended December 31, 2003, 2002 and 2001 were approximately $843,000, $845,000 and $963,000, respectively. The decrease in 2003 is not significant. There were no material offsetting changes. The decrease of $118,000, or 12%, in 2002 is due primarily to decreased HVAC repairs (NTS Center, Plainview Center and Peachtree Corporate Center), decreased utilities (NTS Center and Plainview Center), decreased bad debt expense (Peachtree Corporate

Center), decreased cleaning services (NTS Center and Peachtree Corporate Center), decreased parking lot repairs (NTS Center and Plainview Center), decreased landscaping, travel expenses and electrical repairs (Peachtree Corporate Center) and decreased exterior repairs and painting and interior wallcovering (Plainview Center). The decrease is partially offset by increased leasing commissions and parking lot repairs (Peachtree Corporate Center) and increased glass repairs and snow removal services (NTS Center and Plainview Center).

Our operating expenses — affiliated for the years ending December 31, 2003, 2002 and 2001were approximately $299,000, $318,000 and $389,000, respectively. The decrease of $19,000, or 6%, in 2003 is not a significant change. There were no material offsetting changes. The decrease of $71,000, or 18%, in 2002 is primarily due to decreased personnel costs at Peachtree Center.

Operating expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Professional and Administrative Expenses and Professional and Administrative Expenses —Affiliated

Our professional and administrative expenses for the years ended December 31, 2003, 2002 and 2001 were approximately $306,000, $119,000 and $80,000, respectively. The increase of $187,000, or 158%, in 2003, and $39,000, or 49%, in 2002 was a result of costs incurred for legal and professional fees related to our proposed merger and litigation filed by limited partners. See Part II, Item 8 — Note 8 and Note 11 for information regarding our proposed merger and litigation filed by limited partners.

Our professional and administrative expenses — affiliated did not change significantly between the years ending December 31, 2003, 2002 and 2001. There were no offsetting material changes.

Professional and administrative expenses — affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include legal, financial and other services necessary to manage and operate our business.

Depreciation and Amortization Expense

Our depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 was approximately $1,096,000, $1,177,000 and $1,332,000, respectively. The decrease of $81,000, or 7%, in 2003 and $155,000, or 12%, in 2002 was the result of assets (primarily tenant finish improvements) becoming fully depreciated. The decrease in depreciation and amortization expense is partially offset by assets being placed in service. Assets placed in service are building improvements and tenant improvements at all our properties.

Interest Expense

Our interest expense for the years ended December 31, 2003, 2002 and 2001 was approximately $434,000, $496,000 and $619,000, respectively. The decrease of $62,000, or 13%, in 2003, and $123,000, or 20%, in 2002 is primarily the result of additional principal payments made in 2003 and 2002 which reduced the outstanding balance on our mortgage payable secured by Plainview Center.

Interest and Other Income

Our interest and other income did not change significantly in 2003. There were no offsetting material changes. Other income decreased in 2002 as a result of a confidential one-time settlement, with a former employee of NTS Development Company, of certain claims in our favor.

Liquidity and Capital Resources

The majority of our cash flow is derived from operating activities. Cash flows used in investing activities consist of amounts spent for capital improvements at our properties. Cash flows used in financing activities consist of principal payments on mortgages payable, payment of loan costs and amounts paid to repurchase limited partnership interests. We do not expect any material changes in the mix and relative cost of capital resources from those in 2003.

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the years ended December 31, 2003, 2002 and 2001.

Cash flows provided by (used in):

                                                            2003           2002            2001
                                                       --------------  -------------  --------------
Operating activities                                  $     1,249,181 $    1,544,644 $     1,458,699
Investing activities                                         (469,668)      (410,360)       (799,633)
Financing activities                                         (987,051)    (1,100,827)       (349,238)
                                                       --------------  -------------  --------------

     Net (decrease) increase in cash and equivalents  $      (207,538)$       33,457 $       309,828
                                                       ==============  =============  ==============

Net cash provided by operating activities decreased from approximately $1,545,000 for the year ended December 31, 2002 to approximately $1,249,000 for the year ended December 31, 2003. The $296,000 decrease is primarily due to decreased cash available from operating results. Net cash provided by operating activities increased from approximately $1,459,000 for the year ended December 31, 2001 to approximately $1,545,000 for the year ended December 31, 2002. The $86,000 increase is primarily due to increased cash provided by improved operating results.

Net cash used in investing activities increased from approximately $410,000 for the year ended December 31, 2002 to approximately $470,000 for the year ended December 31, 2003. The $60,000 increase in net cash used was primarily due to an increase in additions to land, buildings and amenities. Net cash used in investing activities decreased from approximately $800,000 for the year ended December 31, 2001 to approximately $410,000 for the year ended December 31, 2002. The $390,000 decrease in net cash used was primarily due to a decrease in additions to land, buildings and amenities.

Net cash used in financing activities decreased from approximately $1,101,000 for the year ended December 31, 2002 to approximately $987,000 for the year ended December 31, 2003. The $114,000 decrease in net cash used is primarily due to a decrease in additional principal payments in 2003. Net cash used in financing activities increased from approximately $349,000 for the year ended December 31, 2001 to approximately $1,101,000 for the year ended December 31, 2002. The $752,000 increase in net cash used is primarily due to a decrease in funds drawn on the mortgage loan obtained March 2, 1999, due to a decrease in renovations and tenant finish activity. The increase is also due to an increase in additional principal payments in 2002.

See Part II, Item 8 – Financial Statements and Supplementary Data, Note 5 — Mortgages Payable, for details regarding our material indebtedness.

We indefinitely suspended distributions starting December 31, 1996. Cash reserves which consist of unrestricted cash as shown on our balance sheets were $180,911 and $388,449 on December 31, 2003 and 2002, respectively.

Due to the fact that no distributions were made during 2003, 2002 or 2001, the table which presents that portion of the distributions that represents a return of capital in accordance with GAAP has been omitted.

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

There has been and will likely continue to be a protracted period for Plainview Center and NTS Center to become fully leased again. Failure to lease the vacant space at Plainview Center and NTS Center may have an adverse effect on our operations. The extent of the impact on us is unknown at this time.

A major tenant at NTS Center with a near lease term expiration is seeking alternatives to renewing its expiring lease with us. This tenant is currently occupying 53,435 square feet, or 46% of the total rentable square feet of the building, at an annual rate of $13.59 per square foot. The failure of this tenant to renew its lease at NTS Center would result in a loss of annual rental revenue and operating expense recoveries of approximately $726,000, or 19% of 2003‘s total revenues. This would significantly impair our liquidity, and could result in significant costs to refurbish the vacated space and locate new tenants. At this time, we are not certain whether the tenant intends to renew its lease as allowed by the lease agreement, or vacate its space. Approximately $1,000,000 will be needed for renovations if this tenant renews its lease. We do not have an estimate for the costs to locate a replacement tenant or refinish the space occupied by this tenant.

On March 31, 2003, a major tenant at NTS Center vacated its space. This tenant occupied 16,937 square feet, or 15% of the total rentable square feet of the building, at an annual rate of $15.28 per square foot. This will result in an annual loss of approximately $259,000, or 7% of 2003‘s total revenues. There may be significant demands on future liquidity as a result of this vacancy.

At the end of August 2003, a significant tenant at Peachtree Corporate Center vacated its space. This tenant occupied 19,374 square feet, or 10% of the total rentable square feet of the building, at an annual rate of $9.25 per square foot. In September 2003, a lease was negotiated with a current tenant to occupy 8,037 square feet of the vacant space. This will leave 11,337 square feet unoccupied resulting in an annual loss of approximately $105,000, or 3% of 2003‘s total revenues. There may be significant demands on future liquidity as a result of the remaining vacancy. Approximately $116,000 will be needed to refinish the remaining vacated space and locate new tenants.

In the next 12 months, we expect the demand on future liquidity to increase as a result of future leasing activity driven primarily by the decreased occupancy at Plainview Center and NTS Center. There has been and will likely continue to be a protracted period for Plainview Center and NTS Center to become fully leased again. Approximately $1,003,000 will be needed for leasing costs, especially those needed to refinish space for new tenants to return Plainview Center and NTS Center to full occupancy. As of December 31, 2003, we had not made any commitments for tenant finish improvements at Plainview Center and NTS Center.

As of December 31, 2003, we anticipate making certain building improvements in 2004 totaling approximately $110,600. These improvements include HVAC replacements and window seal repairs at Peachtree Corporate Center, estimated to cost $50,100, HVAC replacements, electrical panel repairs and exterior stairwell repairs at NTS Center, estimated to cost $43,500 and HVAC replacements at Plainview Center, estimated to cost $17,000.

We anticipate using cash provided by operations and cash reserves to fund a portion of the capital improvements and leasing costs described above. However, we believe that funding these expenses may also require existing financing or additional financing secured by our properties and there is no assurance that this financing will be available.

We have no other material commitments for renovations or capital improvements as of December 31, 2003.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into a newly formed limited partnership known as NTS Realty Holdings Limited Partnership (“NTS Realty”). The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership and final approval of the Superior Court. We may not seek the approval of the limited partners until a filing made by NTS Realty with the Securities and Exchange Commission is declared effective. For the year ended December 31, 2003, our share of the legal and professional fees for the proposed merger was approximately $85,000.

Contractual Obligations and Commercial Commitments

The following disclosure represents our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

                                                             Payments Due by Period
                                   --------------------------------------------------------------------------
                                                   Within One     One - Three    Three - Five      After 5
    Contractual Obligations            Total          Year           Years           Years          Years
--------------------------------   -------------  -------------  -------------   -------------  -------------
Long-term debt                    $    6,309,037 $    1,292,192 $      714,756  $      820,035 $    3,482,054

Capital lease obligations                     --             --             --              --             --

Operating leases (1)                          --             --             --              --             --

Other long-term obligations (2)               --             --             --              --             --
                                   -------------  -------------  -------------   -------------  -------------

Total contractual cash
  obligations                     $    6,309,037 $    1,292,192 $      714,756  $      820,035 $    3,482,054
                                   =============  =============  =============   =============  =============
(1)	We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.
(2)	We are party to several annual maintenance agreements with vendors for such items as outdoor maintenance and security systems, which we may or may not renew each year.

                                                         Amount of Commitment Expiration Per Period
                                                 -----------------------------------------------------------
                                     Total
       Other Commercial             Amounts       Within One     One - Three    Three - Five      Over 5
          Commitments              Committed         Year           Years           Years          Years
-------------------------------  --------------  -------------  -------------   -------------  -------------
Line of credit                  $            -- $           -- $           --  $           -- $           --

Standby letters of credit and
  guarantees                                 --             --             --              --             --

Other commercial
  commitments (1)                            --             --             --              --             --
                                 --------------  -------------  -------------   -------------  -------------

Total commercial
  commitments                   $            -- $           -- $           --  $           -- $           --
                                 ==============  =============  =============   =============  =============
(1)	We do not, as a practice, enter into long term purchase commitments for commodities or services. We may from time to time agree to “fee for service arrangements” which are for a term of greater than one year.

Cautionary Statements

Our liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following:

·	our ability to achieve planned revenues;

·	our ability to control expenses relative to fluctuating revenues;

·	our ability to make payments due under our debt agreements;

·	our ability to negotiate and maintain terms with vendors and service providers for operating expenses;

·	competitive pressures from other real estate companies, including large commercial real estate companies, which may affect the nature and viability of our business strategy;

·	trends in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by us;

·	our ability to predict the demand for specific rental properties;

·	our ability to attract and retain tenants;

·	availability and costs of management and labor employed;

·	real estate occupancy and development costs, including substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants;

·	the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond our control, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God; and

·	the risk of revised zoning laws, taxes, and utilities regulations as well as municipal mergers of local governmental entities.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. Our debt bears interest at a fixed rate with the exception of the $3,500,000 mortgage payable obtained on May 9, 2000, which had a balance of $970,000 as of December 31, 2003. On December 31, 2003, a hypothetical 100 basis point increase in interest rates would result in an approximate $276,000 decrease in the fair value of the debt and would increase interest expense on the variable rate mortgage by approximately $10,000 annually.

Item 8 — Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To NTS-Properties III:

We have audited the accompanying balance sheets of NTS-Properties III (the "Partnership") as of December 31, 2003 and 2002, and the related statements of operations, partners’ equity and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of the Partnership and the financial statement schedule as of December 31, 2001, and for the year then ended, were audited by other auditors who have ceased operations and whose report dated March 21, 2002, expressed an unqualified opinion on those statements and schedule.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties III at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                                                                                                                                                                  Ernst & Young LLP

Louisville, Kentucky
March 26, 2004

This report is a copy of the previously issued Arthur Andersen LLP ("Andersen") Auditors' Report. This report has not been reissued by Andersen.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NTS-Properties III:

We have audited the accompanying balance sheets of NTS-Properties III (a Georgia limited partnership), as of December 31, 2001 and 2000, and the related statements of operations, partners’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedules referred to below are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Real Estate and Accumulated Depreciation included in this filing is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

NTS-PROPERTIES III
BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

                                                                  2003                2002
                                                            -----------------   -----------------

ASSETS
Cash and equivalents                                       $          180,911  $          388,449
Cash and equivalents - restricted                                       9,233               6,078
Accounts receivable, net                                              804,027             631,237
Land, buildings and amenities, net                                  9,118,287           9,730,665
Other assets                                                          347,164             337,558
                                                            -----------------   -----------------

     TOTAL ASSETS                                          $       10,459,622  $       11,093,987
                                                            =================   =================

LIABILITIES AND PARTNERS' EQUITY
Mortgages payable                                          $        6,309,037  $        7,296,088
Accounts payable                                                      291,500             128,023
Security deposits                                                     143,292             157,258
Other liabilities                                                      34,246              99,215
                                                            -----------------   -----------------

     TOTAL LIABILITIES                                              6,778,075           7,680,584

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' EQUITY                                                    3,681,547           3,413,403
                                                            -----------------   -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                     $       10,459,622  $       11,093,987
                                                            =================   =================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                2003           2002           2001
                                                           --------------  -------------  -------------
REVENUES
Rental income                                             $     3,101,247 $    3,223,148 $    3,317,214
Rental income - affiliated                                        295,336        295,336        295,336
Tenant reimbursements                                             367,297        358,797        335,067
                                                           --------------  -------------  -------------

     TOTAL REVENUES                                             3,763,880      3,877,281      3,947,617

EXPENSES
Operating expenses                                                842,779        845,350        963,207
Operating expenses - affiliated                                   298,986        318,376        389,479
Management fees                                                   179,651        188,331        196,058
Real estate taxes                                                 206,470        206,035        204,214
Professional and administrative expenses                          305,687        118,507         79,748
Professional and administrative expenses -  affiliated            143,346        137,511        144,019
Depreciation and amortization                                   1,096,104      1,176,574      1,332,416
                                                           --------------  -------------  -------------

    TOTAL OPERATING EXPENSES                                    3,073,023      2,990,684      3,309,141
                                                           --------------  -------------  -------------

OPERATING INCOME                                                  690,857        886,597        638,476

Interest and other income                                          17,596         21,518        178,539
Interest expense                                                 (433,874)      (495,940)      (618,817)
Loss on disposal of assets                                         (6,435)        (4,589)        (7,684)
                                                           --------------  -------------  -------------

Net income                                                $       268,144 $      407,586 $      190,514
                                                           ==============  =============  =============

Net income allocated to the limited partners              $       312,826 $      456,133 $      256,814
                                                           ==============  =============  =============

Net income per limited partnership interest               $         24.89 $        36.29 $        20.30
                                                           ==============  =============  =============

Weighted average number of limited partnership interests           12,570         12,570         12,649
                                                           ==============  =============  =============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF PARTNERS’ EQUITY (1)
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                               Limited
                                              Partners'           Limited        General
                                              Interests          Partners        Partner          Total
                                            --------------     -------------  --------------  -------------
PARTNERS' EQUITY/(DEFICIT)
Balances on January 1, 2001                         12,670    $    3,107,287 $      (261,984)$    2,845,303

   Net income (loss)                                                 256,814         (66,300)       190,514

Repurchase of limited partnership interests           (100)          (30,000)             --        (30,000)
                                            --------------     -------------  --------------  -------------

Balances on December 31, 2001                       12,570         3,334,101        (328,284)     3,005,817

   Net income (loss)                                                 456,133         (48,547)       407,586
                                            --------------     -------------  --------------  -------------

Balances on December 31, 2002                       12,570         3,790,234        (376,831)     3,413,403

   Net income (loss)                                                 312,826         (44,682)       268,144
                                            --------------     -------------  --------------  -------------

Balances on December 31, 2003                       12,570    $    4,103,060 $      (421,513)$    3,681,547
                                            ==============     =============  ==============  =============
(1)	For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, “Reporting Comprehensive Income.”

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                2003           2002            2001
                                                            -------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $      268,144 $      407,586 $       190,514
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Loss on disposal of assets                                      6,435          4,589           7,684
    Depreciation and amortization                               1,208,522      1,298,636       1,449,773
    Changes in assets and liabilities:
      Cash and equivalents - restricted                            (3,155)        10,469         (11,624)
      Accounts receivable                                        (172,790)      (111,786)       (101,951)
      Other assets                                               (142,517)       (66,769)        (71,449)
      Accounts payable                                            163,477        (36,557)        (64,379)
      Security deposits                                           (13,966)        15,334           5,087
      Other liabilities                                           (64,969)        23,142          55,044
                                                            -------------  -------------  --------------

     Net cash provided by operating activities                  1,249,181      1,544,644       1,458,699
                                                            -------------  -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                       (469,668)      (410,360)       (799,633)
                                                            -------------  -------------  --------------

     Net cash used in  investing activities                      (469,668)      (410,360)       (799,633)
                                                            -------------  -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgages payable                                          --             --         462,945
Principal payments on mortgages payable                          (987,051)    (1,100,827)       (782,183)
Repurchase of limited partnership interests                            --             --         (30,000)
                                                            -------------  -------------  --------------

    Net cash used in financing activities                        (987,051)    (1,100,827)       (349,238)
                                                            -------------  -------------  --------------

    Net (decrease) increase in cash and equivalents              (207,538)        33,457         309,828

CASH AND EQUIVALENTS, beginning of year                           388,449        354,992          45,164
                                                            -------------  -------------  --------------

CASH AND EQUIVALENTS, end of year                          $      180,911 $      388,449 $       354,992
                                                            =============  =============  ==============

Interest paid on a cash basis                              $      433,073 $      495,105 $       617,633
                                                            =============  =============  ==============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Note 1 — Significant Accounting Policies

A) Organization

NTS-Properties III (the “Partnership”) is a limited partnership organized under the laws of the state of Georgia on June 24, 1982. The general partner is NTS-Properties Associates, a Georgia limited partnership (the “General Partner”). The terms “we,” “us” or “our,” as the context requires, may refer to the Partnership or its interests in the properties listed below. We are in the business of owning and operating commercial real estate.

The financial statements include the accounts of all wholly-owned properties. Intercompany transactions and balances have been eliminated.

B) Properties

We own and operate the following properties:

·	NTS Center, an office complex with approximately 115,600 net rentable square feet located in Jeffersontown, Kentucky, a suburb of Louisville.

·	Plainview Center, an office complex with approximately 96,000 net rentable square feet located in Jeffersontown, Kentucky.

·	Peachtree Corporate Center, a business park with approximately 191,300 net rentable square feet located in Norcross, Georgia, a suburb of Atlanta.

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

Depreciation of the assets acquired on the date operations commenced is allocated directly to the limited partners and the General Partner based upon their respective tax basis in the property. Depreciation of assets subsequently acquired is allocated based on the limited partners’ interests of 65% and the General Partner’s interest of 35%. In the accompanying Statements of Operations, net income (loss) was allocated 99% to the limited partners and 1% to the General Partner, net of the effects of depreciation on contributed assets in accordance with the Partnership Agreement.

D) Tax Status

We have received a ruling from the Internal Revenue Service stating that we are classified as a limited partnership for federal income tax purposes. As such, we make no provision for income taxes. The taxable income or loss is passed through to the holders of partnership interests for inclusion on their individual income tax returns.

A reconciliation of net income for financial statement purposes versus that for income tax reporting is as follows:

                                                            2003           2002           2001
                                                       --------------  -------------  -------------
Net income                                            $       268,144 $      407,586 $      190,514
Items handled differently for tax purposes:
  Depreciation and amortization                               335,800        485,293        666,561
  Prepaid rent and other capitalized costs                   (247,562)      (109,335)       (94,198)
  Loss on disposal of assets                                  (45,580)      (237,278)       (10,648)
  Allowance for doubtful accounts                                 828          1,781             --
  Other                                                       109,199          2,633         10,164
                                                       --------------  -------------  -------------

Taxable income                                        $       420,829 $      550,680 $      762,393
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

F) Cash and Equivalents

We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of December 31, 2003, approximately $140,000 of our overnight investment was included in cash and equivalents.

G) Cash and Equivalents — Restricted

Cash and equivalents — restricted represents funds which have been escrowed with a mortgage company for NTS Center’s property taxes in accordance with the loan agreement.

H) Basis of Property and Depreciation

Land, buildings and amenities are stated at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 6-30 years for land improvements, 5-30 years for buildings and improvements, 3-27 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of our properties for federal tax purposes is approximately $28,700,000.

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Application of this standard during the year ended December 31, 2003 did not result in an impairment loss.

I) Revenue Recognition — Rental Income and Capitalized Leasing Costs

Our commercial property leases are accounted for as operating leases. We accrue minimum rents on a straight-line basis over the terms of their respective leases. We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes and repairs and maintenance expenses from our tenants. Property operating expenses typically include utility, insurance, security, janitorial, landscaping and other administrative expenses. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We also receive estimated payments for these reimbursements from substantially all our tenants throughout the year. We do this to reduce the risk of loss on uncollectible accounts once we perform the final year-end billings for recoverable expenditures. We recognize the difference between estimated recoveries and the final billed amounts in the subsequent year and we believe these differences were not material in any period presented.

We recognize revenue in accordance with each tenant’s lease agreement. Certain of our lease agreements are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income from these leases in accounts receivable was approximately $704,000 and $524,000 on December 31, 2003 and 2002, respectively. All commissions paid to leasing agents are deferred and amortized on a straight-line basis over the term of the lease to which they apply.

We recognize lease termination income upon receipt of the income. We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

J) Advertising

We expense advertising-type costs as incurred. Advertising expense was immaterial to us during the years ended December 31, 2003, 2002 and 2001.

K) Statements of Cash Flows

For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

Note 2 — Concentration of Credit Risk

We own and operate commercial properties in Norcross, Georgia, a suburb of Atlanta, and Jeffersontown, Kentucky, a suburb of Louisville. The following table contains data for tenants whose rents represent 10% or more of our total revenues:

                                2003                             2002                              2001
                  --------------------------------  -------------------------------  --------------------------------
                                         % of                             % of                              % of
Major Tenant:         Rents            Revenue          Rents            Revenue         Rents             Revenue
----------------  -------------     --------------  -------------     -------------  --------------     -------------
       1         $      577,520         15.3%      $      576,534         14.8%     $       568,391         13.8%
       2         $      743,575         19.0%      $      720,020         18.5%     $       696,466         16.9%

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. Cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 3 — Tender Offers

Between September 30, 1998 and December 31, 2001, we and ORIG, LLC, (“ORIG”) an affiliate of ours, (the “Offerors”), filed four tender offers with the Securities and Exchange Commission. Through the four tender offers, we repurchased 1,200 Interests for $305,000, at a price ranging from $250 to $300 per Interest. ORIG purchased 3,303 Interests for $886,300, at a price ranging from $250 to $300 per Interest. Interests repurchased by us were retired. Interests purchased by ORIG are being held by it.

On May 10, 2002, ORIG commenced a tender offer to purchase up to 2,000 Interests at a price of $300 per Interest. ORIG had the option to acquire additional Interests on a pro rata basis if more than 2,000 Interests were tendered. The tender offer was scheduled to expire on August 16, 2002. On July 12, 2002, a third party unaffiliated with us or ORIG commenced a tender offer at a price of $310 per Interest. On July 17, 2002, ORIG amended its tender offer to increase the purchase price to $315 per Interest. On August 7, 2002, ORIG amended its tender offer to extend the expiration date from August 16, 2002, to September 16, 2002. ORIG’s tender offer expired on September 16, 2002. A total of 669 Interests were tendered. ORIG accepted all Interests tendered at a purchase price of $315 per Interest for a total of $210,735. We did not participate in this tender offer.

Note 4 — Land, Buildings and Amenities

The following schedule provides an analysis of our investment in property held for lease as of December 31:

                                              2003                 2002
                                       ------------------   ------------------
Land and improvements                $          4,907,512 $          4,907,512

Buildings and improvements                     23,736,312           23,360,818

Amenities                                         128,075              157,187
                                       ------------------   ------------------

                                               28,771,899           28,425,517

   Less accumulated depreciation               19,653,612           18,694,852
                                       ------------------   ------------------

                                     $          9,118,287 $          9,730,665
                                       ==================   ==================

Note 5 — Mortgages Payable

Mortgages payable as of December 31 consist of the following:

                                                              2003                2002
                                                       ------------------  ------------------
Mortgage payable to an insurance company in
monthly installments, bearing interest at 6.89%,
maturing April 10, 2015, secured by land and
buildings.                                            $         5,339,037 $         5,639,838

Mortgage payable to a bank in monthly installments,
bearing a variable interest rate of Prime -.25%, due
March 1, 2004, secured by land and a building.  The
current rate on December 31, 2003 was 3.75%.                      970,000           1,656,250
                                                       ------------------  ------------------

                                                      $         6,309,037 $         7,296,088
                                                       ==================  ==================

Our mortgages may be prepaid but are generally subject to prepayment of a yield-maintenance premium.

Scheduled maturities of debt are as follows:

For the Years Ended December 31,                 Amount
------------------------------------   ---------------------------
                2004                 $                   1,292,192
                2005                                       345,106
                2006                                       369,650
                2007                                       395,938
                2008                                       424,097
             Thereafter                                  3,482,054
                                       ---------------------------

                                     $                   6,309,037
                                       ===========================

Based on the borrowing rates available to us for mortgages with similar terms and average maturities, the fair value of long-term debt on December 31, 2003 and 2002 was approximately $6,591,000 and $7,705,000, respectively.

We are currently negotiating a twelve-month renewal for the loan due March 1, 2004. However, there can be no assurance that we will be successful in obtaining the renewal or that the rates or terms will be acceptable.

Note 6 — Rental Income Under Operating Lease

The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 2003:

For the Years Ended December 31,                 Amount
------------------------------------   ---------------------------
                2004                 $                   2,961,972
                2005                                     1,824,594
                2006                                     1,335,172
                2007                                       825,519
                2008                                       320,309
             Thereafter                                     24,748
                                       ---------------------------

                                     $                   7,292,314
                                       ===========================

Note 7 — Related Party Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees. The fees are paid in an amount equal to 5% of the gross receipts from our properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of the costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2003, 2002 and 2001. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2003                2002               2001
                                                       ------------------  ------------------  -----------------

Property management fees                              $           179,651 $           188,331 $          196,058
                                                       ------------------  ------------------  -----------------

Property management                                               191,010             177,032            222,960
Leasing                                                            56,563             105,341            129,866
Administrative - operating                                         43,603              29,700             29,839
Other                                                               7,810               6,303              6,814
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                        298,986             318,376            389,479
                                                       ------------------  ------------------  -----------------

Professional and administrative expenses - affiliated             143,346             137,511            144,019
                                                       ------------------  ------------------  -----------------

Repairs and maintenance fees                                       24,859              19,206             38,047
Leasing commissions                                                 9,382               4,135              9,191
                                                       ------------------  ------------------  -----------------

     Total related party transactions capitalized                  34,241              23,341             47,238
                                                       ------------------  ------------------  -----------------

Total related party transactions                      $           656,224 $           667,559 $          776,794
                                                       ==================  ==================  =================

During the years ended December 31, 2003, 2002 and 2001, we were charged $7,952, $6,489 and $5,324, respectively, for property maintenance fees from an affiliate of NTS Development Company.

During 2003, NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot. We received approximately $295,000, or 8%, of total rental income from NTS Development Company during 2003 and 2002.

Effective November 19, 1999, the NTS Development Company lease at NTS Center was extended for two years to March 31, 2004, at a rental rate of $14.50 per square foot for 20,368 square feet. NTS Development Company has agreed to lease the space month-to-month after March 31, 2004.

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

Litigation

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa originally captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090) against our general partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners. These claims are based on, among other things, tender offers made by the public partnerships and an affiliate of our general partner, as well as the operation of the partnerships by the general partners. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements. Under an indemnification agreement with our general partner, we are responsible for the costs of defending any such action.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740) against the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include our general partner and the general partner of a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner believes that this action is without merit, and is vigorously defending it.

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle (the “Settlement Agreement”) with representatives of the class of plaintiffs to settle the Buchanan action. This settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for all of the claims asserted in the Buchanan litigation and the Bohm litigation. As part of the proposed settlement, the general partners have agreed, among other things, to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed entity.

For the year ended December 31, 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $95,000, which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations, except as discussed herein.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into a newly formed limited partnership known as NTS Realty Holdings Limited Partnership (“NTS Realty”). The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership and final approval of the Superior Court. We may not seek the approval of the limited partners until a filing made by NTS Realty with the Securities and Exchange Commission is declared effective. For the year ended December 31, 2003, our share of the legal and professional fees for the proposed merger was approximately $85,000.

Note 9 — Segment Reporting

Our reportable operating segments include only one segment — Commercial Real Estate Operations.

Note 10 — Selected Quarterly Financial Data (Unaudited)

                                                             For the Quarters Ended
                                      --------------------------------------------------------------------
                2003                     March 31          June 30        September 30      December 31
------------------------------------  ---------------  ----------------  ---------------  ----------------

Total revenues                       $        992,864 $         922,773 $        931,837 $         916,406
Operating income                              225,742           134,746          216,807           113,562
Net income allocated to the
  limited partners                            127,495            40,930          121,030            23,371
Net income per limited
  partnership interest                          10.14              3.26             9.63              1.86

                                                             For the Quarters Ended
                                      --------------------------------------------------------------------
                2002                     March 31          June 30        September 30      December 31
------------------------------------  ---------------  ----------------  ---------------  ----------------

Total revenues                       $        985,091 $         950,133 $        963,057 $         979,000
Operating income                              246,104           185,873          231,358           223,262
Net income allocated to the
  limited partners                            131,505            79,175          124,944           120,509
Net income per limited
  partnership interest                          10.46              6.30             9.94              9.59

Note 11 — Subsequent Events

On February 4, 2004, NTS Realty Holdings Limited Partnership filed a joint consent solicitation statement/prospectus on Form S-4 with the Securities and Exchange Commission. The solicitation statement/prospectus presents the merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V; NTS-Properties VI; and NTS-Properties VII, Ltd. with NTS Realty Holdings Limited Partnership, a newly formed limited partnership (“NTS Realty”). Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company, which is affiliated with our general partner, will contribute substantially all its real estate assets and all of its liabilities to NTS Realty.

On February 26, 2004, the Superior Court of the State of California for the County of Contra Costa preliminarily approved the settlement as set forth in the Stipulation and Agreement of Settlement jointly filed by the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090) on December 5, 2003. The Superior Court’s order, which sets forth its preliminary determination that the Stipulation and Agreement of Settlement is within the range of reasonableness, and is fair, just and adequate to the class of plaintiffs, is filed as an attachment to our Form 8-K filed on March 1, 2004. The Superior Court has scheduled a hearing (the “Final Hearing”) on May 6, 2004, to finally determine, among other things, whether: (1) the Stipulation and Agreement of Settlement is fair, reasonable and adequate, and in the best interests of the class of plaintiffs, and (2) the Buchanan litigation should be dismissed with prejudice and on the merits in accordance with the Stipulation and Agreement of Settlement.

On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. That Motion is currently pending before the court.

Pending the entry by the Superior Court of a final judgment and order dismissing the Buchanan litigation with prejudice, all members of the class of plaintiffs are barred and enjoined from: (1) transferring, selling, assigning or otherwise disposing of any limited partner units of the Partnerships, (2) granting a proxy to object to the merger of the Partnerships into NTS Realty Holdings Limited Partnership (“NTS Realty”) as contemplated by the joint consent solicitation statement/prospectus that NTS Realty filed with the Securities and Exchange Commission or (3) commencing a tender offer for the limited partner units of the Partnerships.

Item 9 — Change in and Disagreements with Accountants on Accounting and Financial

Disclosure

None.

Item 9A — Controls and Procedures

Our General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003. There were no material changes in our internal controls over financial reporting during the fourth quarter of 2003.

PART III

Item 10 — Directors and Executive Officers of the Registrant

Because we are a limited partnership and not a corporation, we do not have directors or officers. We are managed by our General Partner, NTS-Properties Associates. Additionally we have entered into a management contract with NTS Development Company, an affiliate of our General Partner, to provide property management services.

The general partners of NTS-Properties Associates are as follows:

J.D. Nichols

Mr. Nichols (age 62) is the managing general partner of NTS-Properties Associates and is Chairman of NTS Corporation (since 1985) and NTS Development Company (since 1977).

L.C. Aroh

Mr. Aroh (age 74) has been an independent real estate developer for the past 35 years. He had been semi-retired for the past 5 years.

During that time, his part time activities involved overseeing personal real estate investments. Mr. Aroh is a partner in other real estate developments with the principals of NTS Development Company.

NTS Capital Corporation

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. J.D. Nichols is Chairman and the sole director of NTS Capital Corporation.

Alliance Realty Corporation

Alliance Realty Corporation was formed in September 1982, and is a wholly-owned subsidiary of S. N. Alliance, Inc. S.N. Alliance, Inc. is also the parent corporation of Stifle, Nicolas & Company, Inc. which acted as the dealer manager in connection with the offering of our interests. Ronald J. Kruszewski is the President, Secretary and sole director of Alliance Realty Corporation.

The Manager of our properties is NTS Development Company, the executive officers and/or directors of which are J.D. Nichols, Brian F. Lavin and Gregory A. Wells.

Brian F. Lavin

Brian F. Lavin (age 50) is President of NTS Corporation and NTS Development Company. He joined NTS Corporation and NTS Development Company in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc. and as a Vice President of Paragon’s Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firm’s expanding portfolios.

Mr. Lavin attended the University of Missouri where he received his Bachelor’s Degree in Business Administration. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, council member of the Urban Land Institute and member of the National Multi-Housing Council. He has served on the Boards of the Louisville Science Center, Louisville Ballet, National Multi-Housing Council, Louisville Apartment Association, the Board of Trustees for the Louisville Olmsted Parks Conservancy, Inc. and currently serves on the Board of Directors of Greater Louisville Inc. and the Executive Committee Board of Overseers for the University of Louisville.

Gregory A. Wells

Mr. Wells (age 45) is Senior Vice President and Chief Financial Officer of NTS Corporation and NTS Development Company. He joined NTS Corporation and NTS Development Company in July 1999. From May 1998 through June 1999, Mr. Wells served as Chief Financial Officer of Hokanson Companies, Inc. and as Secretary and Treasurer of Hokanson Construction, Inc. in Indianapolis, Indiana from January 1995 through May 1998. In these capacities, he directed financial and operational activities for commercial real estate, company owned and third-party managed properties, building and suite renovations, and commercial and residential construction. Mr. Wells previously served as Vice President of Operations and Treasurer of Executive Telecom System, Inc., a subsidiary of The Bureau of National Affairs, Inc. (Washington, D.C.). Mr. Wells received a Bachelor’s Degree in Business Administration from George Mason University and is a Certified Public Accountant in Virginia and Kentucky. He participates in a number of charitable and volunteer activities in the Louisville, Kentucky area.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that certain persons, including persons who own more than ten percent (10%) of our limited partnership interests, file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), with the U.S. Securities and Exchange Commission (the “SEC”). The SEC requires that these persons furnish us with copies of all forms filed with the SEC.

To our knowledge, based solely on review of the copies of the forms we received, or written representations from certain reporting persons, no additional forms were required for those persons.

Code of Business Conduct and Ethics

Because we do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by NTS Capital Corporation that applies to the principal executive officer, principal financial officer and principal accounting officer of our General Partner, as well as to persons performing services for us generally. You may obtain a copy of this code of ethics by request to our General Partner at 10172 Linn Station Road, Louisville, Kentucky 40223. We will disclose any amendment to, or waiver from, a provision of our code of ethics by filing a current report on Form 8-K.

Item 11 — Management Remuneration and Transactions

The officers and/or directors of our corporate General Partner receive no direct remuneration in such capacities.

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees. The fees are paid in an amount equal to 5% of the gross receipts from our properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of the costs incurred which relates to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2003, 2002 and 2001. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2003                2002               2001
                                                       ------------------  ------------------  -----------------

Property management fees                              $           179,651 $           188,331 $          196,058
                                                       ------------------  ------------------  -----------------

Property management                                               191,010             177,032            222,960
Leasing                                                            56,563             105,341            129,866
Administrative - operating                                         43,603              29,700             29,839
Other                                                               7,810               6,303              6,814
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                        298,986             318,376            389,479
                                                       ------------------  ------------------  -----------------

Professional and administrative expenses - affiliated             143,346             137,511            144,019
                                                       ------------------  ------------------  -----------------

Repairs and maintenance fees                                       24,859              19,206             38,047
Leasing commissions                                                 9,382               4,135              9,191
                                                       ------------------  ------------------  -----------------

     Total related party transactions capitalized                  34,241              23,341             47,238
                                                       ------------------  ------------------  -----------------

Total related party transactions                      $           656,224 $           667,559 $          776,794
                                                       ==================  ==================  =================

Our General Partner is entitled to receive cash distributions and allocations of profits and losses from us. See Item 8 — Note 1C which describes the methods used to determine income allocations and cash distributions.

See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, along with Cash Flows and Financial Condition, for information concerning recent tender offers for our limited partners.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

The following provides details regarding owners of more than 5% of the total outstanding limited partnership interests as of January 31, 2004. ORIG, LLC owns its interest directly.

                               Name and Address of                   Amount of
     Title of Class              Beneficial Owner               Beneficial Ownership         Percent of Class
     Limited Partner                ORIG, LLC                      4,602 Interests                36.60%
                              10172 Linn Station Road
                             Louisville, Kentucky 40223

ORIG, LLC is a Kentucky limited liability company, the members of which are J.D. Nichols (1%), Barbara M. Nichols (J.D. Nichols’ wife) (74%) and Brian F. Lavin (25%). J.D. Nichols has voting power and investment power with respect to Barbara M. Nichols’ ownership in ORIG, LLC.

The table below sets forth our General Partner’s ownership interest in us. Our General Partner owns its interests directly.

                               Name and Address of                   Amount of
     Title of Class              Beneficial Owner               Beneficial Ownership         Percent of Class
     General Partner         NTS-Properties Associates               5 Interests                   100%
                              10172 Linn Station Road
                             Louisville, Kentucky 40223

J.D. Nichols and Brian F. Lavin are the Chairman and President, respectively, of NTS Capital Corporation, a general partner of NTS-Properties Associates, our General Partner. The general partners of our General Partner and their total respective interests (general and limited) in NTS-Properties Associates are as follows:

J.D. Nichols	88.59%
10172 Linn Station Road
Louisville, Kentucky 40223

L.C. Aroh	8.64%
10904 Old Bridge Place
Louisville, Kentucky 40223

NTS Capital Corporation	2.67%
10172 Linn Station Road
Louisville, Kentucky 40223

Alliance Realty Corporation	0.10%
500 North Broadway
St. Louis, Missouri 63102

Item 13 — Certain Relationships and Related Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees. The fees are paid in an amount equal to 5% of the gross receipts from our properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of the costs incurred which relates to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2003, 2002 and 2001. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2003                2002               2001
                                                       ------------------  ------------------  -----------------

Property management fees                              $           179,651 $           188,331 $          196,058
                                                       ------------------  ------------------  -----------------

Property management                                               191,010             177,032            222,960
Leasing                                                            56,563             105,341            129,866
Administrative - operating                                         43,603              29,700             29,839
Other                                                               7,810               6,303              6,814
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                        298,986             318,376            389,479
                                                       ------------------  ------------------  -----------------

Professional and administrative expenses - affiliated             143,346             137,511            144,019
                                                       ------------------  ------------------  -----------------

Repairs and maintenance fees                                       24,859              19,206             38,047
Leasing commissions                                                 9,382               4,135              9,191
                                                       ------------------  ------------------  -----------------

     Total related party transactions capitalized                  34,241              23,341             47,238
                                                       ------------------  ------------------  -----------------

Total related party transactions                      $           656,224 $           667,559 $          776,794
                                                       ==================  ==================  =================

During the years ended December 31, 2003, 2002 and 2001, we were charged $7,952, $6,489 and $5,324, respectively, for property maintenance fees from an affiliate of NTS Development Company.

During 2003, NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot. We received approximately $295,000, or 8%, of total rental income from NTS Development Company during 2003 and 2002.

Effective November 19, 1999, the NTS Development Company lease at NTS Center was extended for two years to March 31, 2004, at a rental rate of $14.50 per square foot for 20,368 square feet. NTS Development Company has agreed to lease the space month-to-month after March 31, 2004.

Between September 30, 1998 and December 31, 2001, we and ORIG, LLC, (“ORIG”) an affiliate of ours, (the “Offerors”), filed four tender offers with the Securities and Exchange Commission. Through the four tender offers, we repurchased 1,200 Interests for $305,000, at a price ranging from $250 to $300 per Interest. ORIG purchased 3,303 Interests for $886,300, at a price ranging from $250 to $300 per Interest. Interests repurchased by us were retired. Interests purchased by ORIG are being held by it.

On May 10, 2002, ORIG commenced a tender offer to purchase up to 2,000 Interests at a price of $300 per Interest. ORIG had the option to acquire additional Interests on a pro rata basis if more than 2,000 Interests were tendered. The tender offer was scheduled to expire on August 16, 2002. On July 12, 2002, a third party unaffiliated with us or ORIG commenced a tender offer at a price of $310 per Interest. On July 17, 2002, ORIG amended its tender offer to increase the purchase price to $315 per Interest. On August 7, 2002, ORIG amended its tender offer to extend the expiration date from August 16, 2002, to September 16, 2002. ORIG’s tender offer expired on September 16, 2002. A total of 669 Interests were tendered. ORIG accepted all Interests tendered at a purchase price of $315 per Interest for a total of $210,735. We did not participate in this tender offer.

Item 14 — Principal Accountant Fees and Services

Independent Auditor Fee Information

Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories are approximately:

                                                  2003                2002
                                           ------------------  ------------------
Audit fees                                $            48,000 $            20,000
Audit-related fees                                        800                  --
Tax fees                                               47,100              17,800
All other fees                                             --                  --

Fees for audit services included fees associated with the annual audit and the reviews of the Partnership’s quarterly reports on Form 10-Q. Included in the audit fees in 2003 is approximately $25,300 of fees for services provided in connection with the joint consent solicitation statement/prospectus on Form S-4 filed with the Securities and Exchange Commission on February 4, 2004. Audit-related fees included accounting consultation. Tax fees included tax compliance, tax advice and tax planning, including approximately $31,400 of fees in 2003 for tax services provided in connection with the Proposed Merger. There were no fees billed for other services not described above.

PART IV

Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

1 — Financial Statements

The financial statements for the years ended December 31, 2003 and 2002, along with the report from Ernst & Young LLP dated March 26, 2004, and the financial statements for the year ended December 31, 2001, along with a copy of the report from Arthur Andersen LLP dated March 21, 2002, which has not been reissued, appear in Part II, Item 8. The following schedules should be read in conjunction with those financial statements.

2 — Financial Statement Schedules

Schedules	Page No.

III-Real Estate and Accumulated Depreciation	52-53

All other schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

3 — Exhibits

Exhibit No.

3.	Amended and Restated Agreement and Certificate	*
of Limited Partnership of NTS-Properties III.

10.	Management Agreement between NTS Development Company	*
and NTS-Properties III.

14.	Code of Ethics	**

31.1	Certification of Chief Executive Officer Pursuant to	***
Rule 13a-14(a) and Rule 15d-14(a) of the Securities
Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to	***
Rule 13a-14(a) and Rule 15d-14(a) of the Securities
Exchange Act, as amended.

32.1	Certification of Chief Executive Officer Pursuant to	***
18 U.S.C. 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to	***
18 U.S.C. 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to documents filed with the Securities and Exchange
Commission in connection with the filing of the Registration Statements on Form S-11 on June 25, 1982 (effective October 13, 1982) under Commission File No. 2-78152.

**	See www.ntsdevelopment.com for our code of ethics.

***	Attached as an exhibit with this Form 10-K.

4 — Reports on Form 8-K

We filed a Form 8-K on December 10, 2003, to announce that the general partners of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd., along with certain of their affiliates, jointly filed a Stipulation and Agreement of Settlement (the “Settlement Agreement”) in the Superior Court of the State of California for the County of Contra Costa with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS Properties Associates et al. (Case No. C 01-05090).

We filed a Form 8-K on February 6, 2004, to announce that as part of the Settlement Agreement referred to in the Form 8-K filed on December 10, 2003, the general partners of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd., along with other real estate entities affiliated with the general partners agreed to pursue a merger into NTS Realty Holdings Limited Partnership, a Delaware limited partnership (the “NTS Realty”). On February 4, 2004, NTS Realty filed a Form S-4, which included a joint consent solicitation statement/prospectus, with the Securities and Exchange Commission to seek approval of the merger.

We filed a Form 8-K on March 1, 2004, to announce the preliminary approval in the settlement with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) by the Superior Court of the State of California for the County of Contra Costa.

NTS-PROPERTIES III
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

                                                                                      Peachtree
                                                     NTS             Plainview        Corporate
                                                   Center             Center            Center            Total
                                               ---------------    ---------------  ----------------  ---------------
Encumbrances                                         (A)                (B)

Initial cost to partnership:
  Land                                        $      1,379,172 $        1,217,886 $       1,408,375 $      4,005,433
  Buildings and improvements                         4,963,604          4,512,172         6,231,114       15,706,890

Cost capitalized subsequent to acquisition:
  Improvements                                       3,618,614          2,243,072         3,176,959        9,038,645
  Carrying costs                                            --                 --                --               --

Gross amount at which carried
  December 31, 2003 (C):
    Land                                      $      1,768,899 $        1,391,193 $       1,747,420 $      4,907,512
    Buildings, improvements and amenities            8,192,491          6,581,937         9,069,028       23,843,456
                                               ---------------    ---------------  ----------------  ---------------

     Total (E)                                $      9,961,390 $        7,973,130 $      10,816,448 $     28,750,968
                                               ===============    ===============  ================  ===============

Accumulated depreciation                      $      6,924,653 $        4,722,948 $       7,987,173 $     19,634,774
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
(A)	First mortgage held by an insurance company.
(B)	First mortgage held by a bank.
(C)	Aggregate cost of real estate for tax purposes is approximately $28,700,000.
(D)	Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 6-30 years for land improvements, 5-30 years for buildings and improvements, 3-27 years for amenities and the applicable lease term for tenant improvements.
(E)	Reconciliation, net of accumulated depreciation to financial statements:

Total gross cost on December 31, 2003                                            $     28,750,968
Additions to Partnership for computer hardware and software in 1998 and 1999
   (no additions in 2003, 2002, 2001 or 2000)                                              20,931
                                                                                  ---------------

Balance on December 31, 2003                                                           28,771,899
Less accumulated depreciation - per above                                             (19,634,774)
Less accumulated depreciation for Partnership computer hardware and software              (18,838)
                                                                                  ---------------

Land, buildings and amenities, net on December 31, 2003                          $      9,118,287
                                                                                  ===============

NTS-PROPERTIES III
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                     Real            Accumulated
                                                    Estate           Depreciation
                                               -----------------  ------------------
Balances on January 1, 2001                   $       27,843,291 $        16,843,118

Additions during period:
  Improvements                                           799,633                  --
  Depreciation (A)                                            --           1,311,103

Deductions during period:
  Retirements                                            (47,427)            (39,743)
                                               -----------------  ------------------

Balances on December 31, 2001                         28,595,497          18,114,478

Additions during period:
  Improvements                                           410,360                  --
  Depreciation (A)                                            --           1,156,125

Deductions during period:
  Retirements                                           (580,340)           (575,751)
                                               -----------------  ------------------

Balances on December 31, 2002                         28,425,517          18,694,852

Additions during period:
  Improvements                                           469,668                  --
  Depreciation (A)                                            --           1,075,611

Deductions during period:
  Retirements                                           (123,286)           (116,851)
                                               -----------------  ------------------

Balances on December 31, 2003                 $       28,771,899 $        19,653,612
                                               =================  ==================
(A)	The additions charged to accumulated depreciation on this schedule will differ from the depreciation and amortization on the Statements of Cash Flows due to the amortization of loan costs and capitalized leasing costs.

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

Date: March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

Signature	Title

/s/ J. D. Nichols

J. D. Nichols	General Partner of NTS-Properties Associates and Chairman and Sole Director of NTS Capital Corporation

/s/ Brian F. Lavin

Brian F. Lavin	President of NTS Capital Corporation

/s/ Gregory A. Wells

Gregory A. Wells	Chief Financial Officer of NTS Capital Corporation

We are a limited partnership and no proxy material has been sent to the limited partners. We will deliver to the limited partners an annual report containing our financial statements and a message from our general partner.