Form 10-Q
period 2004-03-31
NTS PROPERTIES III
filed 2004-05-13
CIK 703667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]    No [   ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes [   ]    No [X]

TABLE OF CONTENTS

Pages

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2004 and December 31, 2003	4

	Statement of Partners' Equity as of March 31, 2004	4

	Statements of Operations for the Three Months Ended March 31, 2004 and 2003	5

	Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003	6

	Notes to Financial Statements	7-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II — OTHER INFORMATION

Items 1 - 6	22-23

Signatures	24

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

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our general partner’s best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our annual report on Form 10-K for the year ended December 31, 2003. Any forward-looking information provided by us pursuant to the safe harbor established by the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

NTS-PROPERTIES III
BALANCE SHEETS

                                                                      As of               As of
                                                                    March 31,         December 31,
                                                                       2004               2003
                                                                ------------------  -----------------
                                                                   (UNAUDITED)
ASSETS
Cash and equivalents                                           $           223,493 $          180,911
Cash and equivalents - restricted                                           27,716              9,233
Accounts receivable, net                                                   876,258            804,027
Land, buildings and amenities, net                                       8,904,691          9,118,287
Other assets                                                               352,658            347,164
                                                                ------------------  -----------------

      TOTAL ASSETS                                             $        10,384,816 $       10,459,622
                                                                ==================  =================

LIABILITIES AND PARTNERS' EQUITY
Mortgages payable                                              $         6,200,552 $        6,309,037
Accounts payable and accrued expenses                                      231,954            291,500
Security deposits                                                          145,977            143,292
Other liabilities                                                          105,123             34,246
                                                                ------------------  -----------------

      TOTAL LIABILITIES                                                  6,683,606          6,778,075

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' EQUITY                                                         3,701,210          3,681,547
                                                                ------------------  -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                         $        10,384,816 $       10,459,622
                                                                ==================  =================

NTS-PROPERTIES III
STATEMENT OF PARTNERS’ EQUITY
(UNAUDITED)

                                                     Limited            General
                                                    Partners            Partner              Total
                                                -----------------  ------------------  ------------------
PARTNERS' EQUITY/(DEFICIT)
Initial equity                                 $       15,600,000 $         8,039,710 $        23,639,710
Adjustment to historical basis                                 --          (5,455,030)         (5,455,030)
                                                -----------------  ------------------  ------------------

     EQUITY                                    $       15,600,000 $         2,584,680 $        18,184,680

Net income (loss) - prior years                           551,145          (2,799,208)         (2,248,063)
Net income (loss) - current year                           31,184             (11,522)             19,662
Cash distributions declared to date                   (11,349,844)           (206,985)        (11,556,829)
Repurchase of limited partnership interests              (698,240)                 --            (698,240)
                                                -----------------  ------------------  ------------------

BALANCES ON MARCH 31, 2004                     $        4,134,245 $          (433,035)$         3,701,210
                                                =================  ==================  ==================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                         Three Months Ended
                                                                              March 31,
                                                                -------------------------------------
                                                                       2004               2003
                                                                ------------------  -----------------
REVENUES
Rental income                                                  $           771,463 $          826,331
Rental income - affiliated                                                  73,834             73,834
Tenant reimbursements                                                       88,770             92,699
                                                                ------------------  -----------------

     TOTAL REVENUES                                                        934,067            992,864
                                                                ------------------  -----------------

EXPENSES
Operating expenses                                                         191,169            212,250
Operating expenses - affiliated                                             87,460             70,470
Management fees                                                             42,922             48,342
Real estate taxes                                                           52,146             52,041
Professional and administrative expenses                                   126,610             64,351
Professional and administrative expenses - affiliated                       36,042             35,821
Depreciation and amortization                                              279,088            283,847
                                                                ------------------  -----------------

     TOTAL OPERATING EXPENSES                                              815,437            767,122
                                                                ------------------  -----------------

OPERATING INCOME                                                           118,630            225,742

Interest and other income                                                    2,919              4,651
Interest expense                                                          (101,439)          (113,940)
Loss on disposal of assets                                                    (448)                --
                                                                ------------------  -----------------

Net income                                                     $            19,662 $          116,453
                                                                ==================  =================

Net income allocated to the limited partners                   $            31,184 $          127,495
                                                                ==================  =================

Net income per limited partnership interest                    $              2.48 $            10.14
                                                                ==================  =================

Weighted average number of limited partnership interests                    12,570             12,570
                                                                ==================  =================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                           Three Months Ended
                                                                                March 31,
                                                                  --------------------------------------
                                                                        2004                 2003
                                                                  -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $             19,662 $            116,453
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Loss on disposal of assets                                                  448                   --
    Depreciation and amortization                                           306,694              311,479
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                     (18,483)             (19,371)
      Accounts receivable                                                   (72,231)             (25,357)
      Other assets                                                          (37,472)             (16,370)
      Accounts payable                                                      (59,546)                 614
      Security deposits                                                       2,685                4,724
      Other liabilities                                                      70,877               47,120
                                                                  -----------------    -----------------

     Net cash provided by operating activities                              212,634              419,292
                                                                  -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                                  (60,567)            (105,255)
                                                                  -----------------    -----------------

     Net cash used in investing activities                                  (60,567)            (105,255)
                                                                  -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable                                    (108,485)            (103,274)
Increase in loan costs                                                       (1,000)                  --
                                                                  -----------------    -----------------

     Net cash used in financing activities                                 (109,485)            (103,274)
                                                                  -----------------    -----------------

     Net increase in cash and equivalents                                    42,582              210,763

CASH AND EQUIVALENTS, beginning of period                                   180,911              388,449
                                                                  -----------------    -----------------

CASH AND EQUIVALENTS, end of period                            $            223,493 $            599,212
                                                                  =================    =================

Interest paid on a cash basis                                  $            100,618 $            113,193
                                                                  =================    =================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited financial statements included herein should be read in conjunction with NTS-Properties III’s 2003 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 2004. In the opinion of our general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this quarterly report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to NTS-Properties III or its interests in its properties.

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

Note 3 — Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of March 31, 2004, approximately $207,000 of our overnight investment was included in cash and equivalents.

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

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. There were no impairment losses during any of the periods presented.

Note 6 — Mortgages Payable

Mortgages payable consists of the following:

                                                                      March 31,          December 31,
                                                                        2004                 2003
                                                                  -----------------    -----------------
Mortgage payable to an insurance company in monthly
installments, bearing interest at 6.89%, maturing April 10,
2015, secured by land and buildings.                           $          5,260,552 $          5,339,037

Mortgage payable to a bank in monthly installments, bearing a variable interest rate of Prime -.25%, due March 1, 2005,
secured by land and a building.  The current rate on March 31,
2004 was 3.75%.                                                             940,000              970,000
                                                                  -----------------    -----------------

                                                               $          6,200,552 $          6,309,037
                                                                  =================    =================

Our mortgages may be prepaid but are subject to a yield-maintenance premium.

As of March 31, 2004, the fair value of long-term debt was approximately $6,180,000, based on the borrowing rates currently available to us for mortgages with similar terms and average maturities.

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

We were charged the following amounts pursuant to an agreement with NTS Development Company for the three months ended March 31, 2004 and 2003. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                          Three Months Ended
                                                                               March 31,
                                                                ----------------------------------------
                                                                       2004                 2003
                                                                -------------------  -------------------

Property management fees                                       $             42,922 $             48,342
                                                                -------------------  -------------------

Property management                                                          54,487               43,991
Leasing                                                                      15,291               14,835
Administrative - operating                                                   15,653                8,775
Other                                                                         2,029                2,869
                                                                -------------------  -------------------

     Total operating expenses - affiliated                                   87,460               70,470
                                                                -------------------  -------------------

Professional and administrative expenses - affiliated                        36,042               35,821
                                                                -------------------  -------------------

Repair and maintenance fees                                                   1,890                   --
Leasing commissions                                                           3,303                5,500
                                                                -------------------  -------------------

     Total related party transactions capitalized                             5,193                5,500
                                                                -------------------  -------------------

Total related party transactions                               $            171,617 $            160,133
                                                                ===================  ===================

During the three months ended March 31, 2004 and 2003, we were charged $1,828 and $1,988, respectively, for property maintenance fees from an affiliate of NTS Development Company.

During the three months ended March 31, 2004 and 2003, NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot. We received approximately $74,000 in rental payments from NTS Development Company during each of the three months ended March 31, 2004 and 2003. The lease term for NTS Development Company ended on March 31, 2004. The lease was extended for one year to March 31, 2005, at a rental rate of $14.50 per square foot for 20,368 square feet.

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

Litigation

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa (the “Superior Court”) originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) against the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), as well as several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners. These claims are based on, among other things, tender offers made by the Partnerships and an affiliate of the General Partners, as well as the operation of the Partnerships by the General Partners. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the Partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements. Under an indemnification agreement with our general partner, we are responsible for the costs of defending any such action.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm, et al. v. J.D. Nichols, et al. (Case No. 03-CI- 01740) against certain of the General Partners and several individuals and entities affiliated with us. The complaint was amended to include the general partner of NTS-Properties III and the general partner of NTS-Properties Plus Ltd., which is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and the Partnerships based on alleged overpayment of fees, prohibited investments, improper failures to make distributions, purchases of limited partnerships interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the Partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner believes that this action is without merit and is vigorously defending it.

On June 20, 2003, the General Partners reached an agreement in principle with the representatives of the class of plaintiffs to settle the Buchanan litigation. This agreed upon settlement includes releases for all of the parties for all of the claims asserted in the Buchanan litigation and the Bohm litigation. As part of the agreed upon settlement, the General Partners agreed to pursue a merger of the Partnerships and other real estate entities affiliated with the General Partners into a newly-formed entity named NTS Realty Holdings Limited Partnership ("NTS Realty").

On December 5, 2003, the General Partners, certain of their affiliates and the class of plaintiffs in the Buchanan litigation jointly filed a Stipulation and Agreement of Settlement (the “Settlement Agreement”) with the Superior Court. The Settlement Agreement sets forth in writing the terms of the agreed upon settlement the parties reached on June 20, 2003. On February 26, 2004, the Superior Court preliminarily approved the Settlement Agreement as within the range of reasonableness and that it is fair, just and adequate to the class of plaintiffs. The Superior Court scheduled a hearing to finally determine whether the Settlement Agreement is in the best interests of the class of plaintiffs and whether the Buchanan litigation should be dismissed with prejudice.

On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. The Motion is currently pending before the court.

On May 6, 2004, the Superior Court granted its final approval of the Settlement Agreement. At the final hearing, any member of the class of plaintiffs was given the opportunity to object to the final approval of the Settlement Agreement, the entry of a final judgment dismissing with prejudice the Buchanan litigation, or an application of an award for attorneys’ fees and expenses to plaintiffs’ counsel. The Superior Court’s order provides, among other things, that: (1) the Settlement Agreement, and all transactions contemplated thereby, including the proposed merger of the Partnerships into NTS Realty, are fair, reasonable and adequate, and in the best interests of the class of plaintiffs; (2) the plaintiffs’ complaint and each and every cause of action and claim set forth therein is dismissed with prejudice; (3) each class member is barred from (a) transferring, selling or otherwise disposing of (other than by operation of law) their interests until the earlier of the closing date of the merger, the termination of the settlement or June 30, 2004; and (4) each class member who requested to be excluded from the settlement released their claims in the Bohm litigation.

For the three months ended March 31, 2004, our share of the legal costs for the Buchanan and Bohm litigations was approximately $29,000, which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations, except as discussed herein.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into a newly formed limited partnership known as NTS Realty. The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership. We may not seek the approval of the limited partners until a filing made by NTS Realty with the Securities and Exchange Commission is declared effective. For the three months ended March 31, 2004, our share of the legal and professional fees for the proposed merger was approximately $73,000.

On February 4, 2004, NTS Realty filed a joint consent solicitation statement/prospectus on Form S-4 with the Securities and Exchange Commission. The solicitation statement/prospectus presents the merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V; NTS-Properties VI; and NTS-Properties VII, Ltd. with NTS Realty. Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company, which is affiliated with our general partner, will contribute substantially all its real estate assets and all of its liabilities to NTS Realty.

Note 9 — Segment Reporting

Our reportable operating segments include only one segment — Commercial Real Estate Operations.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements in Item 1 and the cautionary statements below.

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

Impairment and Valuation

Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates. The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others. All of these factors are considered by management in determining the value of any particular investment property. The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole. If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

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

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month. The process, known as “straight-lining” or “stepping” rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease. Due to the impact of “straight- lining,” rental income exceeded the cash collected for rent by approximately $64,000 and $31,000, for the three months ended March 31, 2004 and 2003, respectively. If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet. If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet. We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved. We periodically review the collectability of outstanding receivables. Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and for tenants with potentially uncollectible outstanding balances due for a period less than ninety days.

Recognition of Lease Termination Income

We recognize lease termination income upon receipt of the income. We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

Cost Capitalization and Depreciation Policies

We review all expenditures and capitalize any item exceeding $1,000 deemed to be an upgrade or a tenant improvement with an expected useful life greater than one year. Land, buildings and amenities are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements have estimated useful lives between 5-30 years, land improvements have estimated useful lives of between 6-30 years and amenities have estimated useful lives between 3-27 years.

Results of Operations

The following tables include our selected summarized operating data for the three months ended March 31, 2004 and 2003. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                                        Three Months Ended
                                                                             March 31,
                                                              ---------------------------------------
                                                                       2004               2003
                                                              ---------------------------------------
Total revenues                                                 $           934,067 $          992,864
Operating expenses and operating
  expenses - affiliated                                                    278,629            282,720
Depreciation and amortization                                              279,088            283,847
Interest expense                                                           101,439            113,940
Net income                                                                  19,662            116,453

Rental income and tenant reimbursements generated by our properties for the three months ended March 31, 2004 and 2003 were as follows:

                                                                         Three Months Ended
                                                                              March 31,
                                                                -------------------------------------
                                                                       2004               2003
                                                                ------------------  -----------------

NTS Center                                                     $           266,276 $          335,367
Plainview Center                                               $           334,717 $          308,708
Peachtree Corporate Center                                     $           333,074 $          348,789

We believe the changes in rental income and tenant reimbursements from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend.

The occupancy levels at our properties as of March 31, 2004 and 2003 were as follows:

                                                                       Three Months Ended
                                                                            March 31,
                                                              -------------------------------------
                                                                     2004               2003
                                                              ------------------  -----------------

NTS Center                                                           72%                 87%
Plainview Center                                                     78%                 69%
Peachtree Corporate Center                                           85%                 83%

We believe the changes in occupancy on March 31 from year to year are temporary effects of each property's specific mix of lease maturities and are not indicative of any known trend.

The average occupancy levels at our properties for the three months ended March 31, 2004 and 2003 were as follows:

                                                                       Three Months Ended
                                                                            March 31,
                                                              -------------------------------------
                                                                     2004               2003
                                                              ------------------  -----------------

NTS Center                                                           72%                 86%
Plainview Center                                                     78%                 70%
Peachtree Corporate Center                                           85%                 84%

We believe the changes in average occupancy from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend.

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

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the three months ending March 31, 2004 and 2003.

Rental Income and Tenant Reimbursements

Our rental income and tenant reimbursements for the three months ended March 31, 2004 and 2003 was approximately $934,000 and $993,000, respectively. The decrease of $59,000, or 6%, was primarily due to decreased average occupancy at NTS Center. The decrease was partially offset by increased average occupancy at Plainview Center. Rental income — affiliated was approximately $74,000 for each of the periods ended March 31, 2004 and 2003.

Quarter-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages, which are more representative of the entire year-to-date results.

Operating Expenses and Operating Expenses – Affiliated

Our operating expenses for the three months ended March 31, 2004 and 2003 were approximately $191,000 and $212,000, respectively. The decrease of $21,000, or 10%, was primarily due to decreased utility expenses (NTS Center, Plainview Center and Peachtree Corporate Center) and decreased bad debt expense (Peachtree Corporate Center).

Our operating expenses – affiliated for the three months ended March 31, 2004 and 2003 were approximately $87,000 and $70,000, respectively. The increase of $17,000, or 24%, was primarily due to increased personnel costs at NTS Center and Plainview Center.

Operating expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Professional and Administrative Expenses and Professional and Administrative Expenses –Affiliated

Our professional and administrative expenses for the three months ended March 31, 2004 and 2003 were approximately $127,000 and $64,000, respectively. The increase of $63,000, or 97%, was a result of costs incurred for legal and professional fees related to our proposed merger and litigation filed by limited partners. See Item 1- Note 8 for information regarding our proposed merger and litigation filed by limited partners.

Our professional and administrative expenses – affiliated did not change significantly between the periods ending March 31, 2004 and 2003. There were no offsetting material changes.

Professional and administrative expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include legal, financial and other services necessary to manage and operate our business.

Depreciation and Amortization Expense

Our depreciation and amortization expense did not change significantly between the periods ending March 31, 2004 and 2003. There were no offsetting material changes.

Interest Expense

Our interest expense for the three months ended March 31, 2004 and 2003 was approximately $101,000 and $114,000, respectively. The decrease of $13,000, or 11%, was primarily the result of additional principal payments made in 2003 which reduced the outstanding balance on our mortgage payable secured by Plainview Center.

Liquidity and Capital Resources

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the three months ended March 31, 2004 and 2003.

Cash flows provided by (used in):

                                                                             Three Months Ended
                                                                                  March 31,
                                                                  -----------------------------------------
                                                                         2004                  2003
                                                                  ------------------    -------------------
Operating activities                                           $             212,634 $              419,292
Investing activities                                                         (60,567)              (105,255)
Financing activities                                                        (109,485)              (103,274)
                                                                  ------------------    -------------------

     Net increase in cash and equivalents                      $              42,582 $              210,763
                                                                  ==================    ===================

Net cash provided by operating activities decreased from approximately $419,000 for the three months ended March 31, 2003 to approximately $213,000 for the three months ended March 31, 2004. The $206,000 decrease was due to decreased cash available from operations as a result of increased expenses associated with our litigation filed by limited partners and our proposed merger and decreased average occupancy at NTS Center.

Net cash used in investing activities decreased from approximately $105,000 for the three months ended March 31 2003 to approximately $61,000 for the three months ended March 31, 2004. The $44,000 decrease in net cash used was primarily due to a decrease in additions to land, buildings and amenities at NTS Center.

Net cash used in financing activities increased from approximately $103,000 for the three months ended March 31, 2003 to approximately $109,000 for the three months ended March 31, 2004. The $6,000 increase was primarily the result of additional principal payments made on the Plainview Center mortgage in 2003.

Due to the fact that no distributions were made during the three months ended March 31, 2004 or 2003, the table which presents that portion of the distributions that represents a return of capital in accordance with GAAP has been omitted.

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

In the next 12 months, we expect the demand on future liquidity to increase as a result of future leasing activity. There has been and will likely continue to be a protracted period for Plainview Center and NTS Center to become fully leased again. At March 31, 2004 there were approximately 29,000, 21,000 and 30,000 square feet of vacant space available to lease at NTS Center, Plainview Center and Peachtree Corporate Center, respectively. Approximately $1,255,000 will be needed for leasing costs, especially those needed to refinish these spaces for new tenants. As of March 31, 2004, we had not made any commitments for tenant finish improvements at Plainview Center, NTS Center or Peachtree Corporate Center.

As of March 31, 2004, we anticipate making certain building improvements in 2004 totaling approximately $105,000. These improvements include HVAC replacements and window seal repairs at Peachtree Corporate Center, estimated to cost $55,000, HVAC replacements, electrical panel repairs and exterior stairwell repairs at NTS Center, estimated to cost $33,000 and HVAC replacements at Plainview Center, estimated to cost $17,000.

We anticipate using cash provided by operations and cash reserves to fund a portion of the capital improvements and leasing costs described above. However, we believe that funding these expenses may also require existing financing or additional financing secured by our properties and there is no assurance that this financing will be available.

We have no other material commitments for renovations or capital expenditures as of March 31, 2004.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into a newly formed limited partnership known as NTS Realty Holdings Limited Partnership (“NTS Realty”). The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership. We may not seek the approval of the limited partners until a filing made by NTS Realty with the Securities and Exchange Commission is declared effective. For the three months ended March 31, 2004, our share of the legal and professional fees for the proposed merger was approximately $73,000.

On February 4, 2004, NTS Realty filed a joint consent solicitation statement/prospectus on Form S-4 with the Securities and Exchange Commission. The solicitation statement/prospectus presents the merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V; NTS-Properties VI; and NTS-Properties VII, Ltd. with NTS Realty. Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company, which is affiliated with our general partner, will contribute substantially all its real estate assets and all of its liabilities to NTS Realty.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. Our debt bears interest at a fixed rate with the exception of the $3,500,000 mortgage payable obtained on May 9, 2000, which had a balance of $940,000 as of March 31, 2004. On March 31, 2004, a hypothetical 100 basis point increase in interest rates would result in an approximate $247,000 decrease in the fair value of the debt and would increase interest expense on the variable rate mortgage by approximately $9,000 annually.

Item 4 — Controls and Procedures

Our General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004. There were no material changes in our internal controls over financial reporting during the first quarter of 2004.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

On May 6, 2004, the Superior Court of the State of California for the County of Contra Costa granted its final approval of the Stipulation and Agreement of Settlement (the “Settlement Agreement”) jointly filed by the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) on December 5, 2003. At the final hearing, any member of the class of plaintiffs was given the opportunity to object to the final approval of the Settlement Agreement, the entry of a final judgment dismissing with prejudice the Buchanan litigation, or an application of an award for attorneys’ fees and expenses to plaintiffs’ counsel. The Superior Court’s order provides, among other things, that: (1) the Settlement Agreement, and all transactions contemplated thereby, including the proposed merger of the Partnerships into NTS Realty Holdings Limited Partnership, are fair, reasonable and adequate, and in the best interests of the class of plaintiffs; (2) the plaintiffs’ complaint and each and every cause of action and claim set forth therein is dismissed with prejudice; (3) each class member is barred from (a) transferring, selling or otherwise disposing of (other than by operation of law) their interests until the earlier of the closing date of the merger, the termination of the settlement or June 30, 2004; and (4) each class member who requested to be excluded from the settlement released their claims in the Bohm litigation.

Items 2 through 5 are omitted because these items are inapplicable or the answers to the items are negative.

Item 6 — Exhibits and Reports on Form 8-K

Exhibit No.

3	Amended and Restated Agreement and Certificate	*
of Limited Partnership of NTS-Properties III.

10	Management Agreement between NTS Development Company	*
and NTS-Properties III.

14	Code of Ethics	**

31.1	Certification of Chief Executive Officer Pursuant to	***
Rule 13a-14(a) and Rule 15d-14(a) of the Securities
Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to	***
Rule 13a-14(a) and Rule 15d-14(a) of the Securities
Exchange Act, as amended.

32.1	Certification of Chief Executive Officer Pursuant to	***
18 U.S.C. 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to	***
18 U.S.C. 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to documents filed with the Securities and Exchange
Commission in connection with the filing of the Registration Statements on Form S-11 on June 25, 1982 (effective October 13, 1982) under Commission File No. 2-78152.

**	See www.ntsdevelopment.com for our code of ethics.

***	Attached as an exhibit with this Form 10-Q.

Reports on Form 8-K

We filed a Form 8-K on February 6, 2004, to announce that NTS Realty Holdings Limited Partnership filed a Form S-4, which included a joint consent solicitation statement/prospectus, with the Securities and Exchange Commission on February 4, 2004.

We filed a Form 8-K on March 1, 2004, to announce the preliminary approval of the settlement with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) by the Superior Court of the State of California for the County of Contra Costa.

We filed a Form 8-K on May 10, 2004, to announce the final approval of the settlement with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) by the Superior Court of the State of California for the County of Contra Costa.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS-PROPERTIES III

By:	NTS-Properties Associates,
General Partner
By: NTS Capital Corporation,
General Partner

/s/ Brian F. Lavin

Brian F. Lavin
President of NTS Capital Corporation

/s/ Gregory A. Wells

Gregory A. Wells
Chief Financial Officer of NTS Capital Corporation

Date: May 13, 2004