Form 10-Q
period 2004-06-30
NTS PROPERTIES III
filed 2004-08-16
CIK 703667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

TABLE OF CONTENTS

Pages

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Balance Sheets as of June 30, 2004 and December 31, 2003	4

	Statement of Partners' Equity as of June 30, 2004	4

	Statements of Operations for the Three and Six Months Ended June 30, 2004 and 2003	5

	Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003	6

	Notes to Financial Statements	7-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II — OTHER INFORMATION

Items 1 - 6	22-23

Signatures	24

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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

NTS-PROPERTIES III
BALANCE SHEETS

                                                                      As of               As of
                                                                     June 30,         December 31,
                                                                       2004               2003
                                                                ------------------  -----------------
                                                                   (UNAUDITED)
ASSETS
Cash and equivalents                                           $           335,311 $          180,911
Cash and equivalents - restricted                                           46,199              9,233
Accounts receivable, net                                                   908,121            804,027
Land, buildings and amenities, net                                       8,733,237          9,118,287
Other assets                                                               354,375            347,164
                                                                ------------------  -----------------

      TOTAL ASSETS                                             $        10,377,243 $       10,459,622
                                                                ==================  =================

LIABILITIES AND PARTNERS' EQUITY
Mortgages payable                                              $         6,090,708 $        6,309,037
Accounts payable and accrued expenses                                      195,638            291,500
Security deposits                                                          150,196            143,292
Other liabilities                                                          167,900             34,246
                                                                ------------------  -----------------

      TOTAL LIABILITIES                                                  6,604,442          6,778,075

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' EQUITY                                                         3,772,801          3,681,547
                                                                ------------------  -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                         $        10,377,243 $       10,459,622
                                                                ==================  =================

NTS-PROPERTIES III
STATEMENT OF PARTNERS’ EQUITY
(UNAUDITED)

                                                     Limited            General
                                                    Partners            Partner              Total
                                                -----------------  ------------------  ------------------
PARTNERS' EQUITY/(DEFICIT)
Initial equity                                 $       15,600,000 $         8,039,710 $        23,639,710
Adjustment to historical basis                                 --          (5,455,030)         (5,455,030)
                                                -----------------  ------------------  ------------------

     EQUITY                                    $       15,600,000 $         2,584,680 $        18,184,680

Net income (loss) - prior years                           551,145          (2,799,208)         (2,248,063)
Net income (loss) - current year                          113,778             (22,525)             91,253
Cash distributions declared to date                   (11,349,844)           (206,985)        (11,556,829)
Repurchase of limited partnership interests              (698,240)                 --            (698,240)
                                                -----------------  ------------------  ------------------

BALANCES ON JUNE 30, 2004                      $        4,216,839 $          (444,038)$         3,772,801
                                                =================  ==================  ==================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------
REVENUES
Rental income                                         $       784,515 $      759,267 $    1,555,978 $     1,585,597
Rental income - affiliated                                     73,834         73,834        147,668         147,668
Tenant reimbursements                                          83,008         89,672        171,778         182,372
                                                       --------------  -------------  -------------  --------------

     TOTAL REVENUES                                           941,357        922,773      1,875,424       1,915,637
                                                       --------------  -------------  -------------  --------------

EXPENSES
Operating expenses                                            218,401        218,746        409,569         430,994
Operating expenses - affiliated                                82,051         86,801        169,512         157,271
Management fees                                                46,041         44,569         88,963          92,911
Real estate taxes                                              52,146         52,041        104,292         104,082
Professional and administrative expenses                       81,478         77,660        208,088         142,012
Professional and administrative expenses - affiliated          39,898         38,505         75,941          74,326
Depreciation and amortization                                 251,487        269,705        530,575         553,553
                                                       --------------  -------------  -------------  --------------

     TOTAL OPERATING EXPENSES                                 771,502        788,027      1,586,940       1,555,149
                                                       --------------  -------------  -------------  --------------

OPERATING INCOME                                              169,855        134,746        288,484         360,488

Interest and other income                                       2,774          5,549          5,694          10,200
Interest expense                                             (100,225)      (110,789)      (201,664)       (224,729)
Loss on disposal of assets                                       (813)            --         (1,261)             --
                                                       --------------  -------------  -------------  --------------

Net income                                            $        71,591 $       29,506 $       91,253 $       145,959
                                                       ==============  =============  =============  ==============

Net income allocated to the limited partners          $        82,594 $       40,930 $      113,778 $       168,425
                                                       ==============  =============  =============  ==============

Net income per limited partnership interest           $          6.57 $         3.26 $         9.05 $         13.40
                                                       ==============  =============  =============  ==============

Weighted average number of limited
  partnership interests                                        12,570         12,570         12,570          12,570
                                                       ==============  =============  =============  ==============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                  --------------------------------------
                                                                        2004                 2003
                                                                  -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $             91,253 $            145,959
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Loss on disposal of assets                                                1,261                   --
    Depreciation and amortization                                           587,054              609,749
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                     (36,966)             (38,742)
      Accounts receivable                                                  (104,094)             (58,381)
      Other assets                                                          (72,460)             (51,736)
      Accounts payable and accrued expenses                                 (95,862)              64,780
      Security deposits                                                       6,904              (13,089)
      Other liabilities                                                     133,654               51,149
                                                                  -----------------    -----------------

     Net cash provided by operating activities                              510,744              709,689
                                                                  -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                                 (136,040)            (159,314)
                                                                  -----------------    -----------------

     Net cash used in investing activities                                 (136,040)            (159,314)
                                                                  -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable                                    (218,329)            (607,817)
Increase in loan costs                                                       (1,975)                  --
                                                                  -----------------    -----------------

     Net cash used in financing activities                                 (220,304)            (607,817)
                                                                  -----------------    -----------------

     Net increase (decrease) in cash and equivalents                        154,400              (57,442)

CASH AND EQUIVALENTS, beginning of period                                   180,911              388,449
                                                                  -----------------    -----------------

CASH AND EQUIVALENTS, end of period                            $            335,311 $            331,007
                                                                  =================    =================

Interest paid on a cash basis                                  $            199,691 $            224,350
                                                                  =================    =================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited financial statements included herein should be read in conjunction with NTS-Properties III’s 2003 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 2004. In the opinion of our general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying financial statements for the three and six months ended June 30, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this quarterly report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to NTS-Properties III or its interests in its properties.

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

Note 2 — Concentration of Credit Risk

We own and operate three commercial properties — Peachtree Corporate Center, in Norcross, Georgia, a suburb of Atlanta, and NTS Center and Plainview Center, both in Jeffersontown, Kentucky, a suburb of Louisville. One tenant in NTS Center occupies 46% of the office building’s net rentable area. One tenant in Plainview Center occupies 50% of the office building’s net rentable area.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. Cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 3 — Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of June 30, 2004, approximately $239,000 of our overnight investment was included in cash and equivalents.

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

Note 6 — Mortgages Payable

Mortgages payable consists of the following:

                                                                      June 30,           December 31,
                                                                        2004                 2003
                                                                  -----------------    -----------------
Mortgage payable to an insurance company in monthly
installments, bearing interest at 6.89%, maturing April 10, 2015,
secured by land and buildings.                                 $          5,180,708 $          5,339,037

Mortgage payable to a bank in monthly installments, bearing a variable interest rate of Prime -.25%, due March 1, 2005, secured
by land and a building.  The rate on June 30, 2004 was 3.75%.               910,000              970,000
                                                                  -----------------    -----------------

                                                               $          6,090,708 $          6,309,037
                                                                  =================    =================

Our mortgages may be prepaid but are subject to a yield-maintenance premium.

As of June 30, 2004, the fair value of long-term debt was approximately $6,035,000, based on the borrowing rates currently available to us for mortgages with similar terms and average maturities.

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

We were charged the following amounts pursuant to an agreement with NTS Development Company for the six months ended June 30, 2004 and 2003. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                            Six Months Ended
                                                                                June 30,
                                                                ----------------------------------------
                                                                       2004                 2003
                                                                -------------------  -------------------

Property management fees                                       $             88,963 $             92,911
                                                                -------------------  -------------------

Property management                                                         107,264               98,220
Leasing                                                                      24,385               37,013
Administrative - operating                                                   33,233               17,550
Other                                                                         4,630                4,488
                                                                -------------------  -------------------

     Total operating expenses - affiliated                                  169,512              157,271
                                                                -------------------  -------------------

Professional and administrative expenses - affiliated                        75,941               74,326
                                                                -------------------  -------------------

Repair and maintenance fees                                                   5,706                6,640
Leasing commissions                                                           4,682                   --
                                                                -------------------  -------------------

     Total related party transactions capitalized                            10,388                6,640
                                                                -------------------  -------------------

Total related party transactions                               $            344,804 $            331,148
                                                                ===================  ===================

During the six months ended June 30, 2004 and 2003, we were charged $3,657 and $3,976, respectively, for property maintenance fees from an affiliate of NTS Development Company.

During the six months ended June 30, 2004 and 2003, NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot. We received approximately $148,000 in rental payments from NTS Development Company during each of the six months ended June 30, 2004 and 2003. The lease term for NTS Development Company ended on March 31, 2004. The lease was extended for one year to March 31, 2005, at a rental rate of $14.50 per square foot for 20,368 square feet.

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

Litigation

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa (the “Superior Court”) originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) against the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), as well as several individuals and entities affiliated with us. The action purported to bring claims on behalf of a class of limited partners. These claims were based on, among other things, tender offers made by the Partnerships and an affiliate of the General Partners, as well as the operation of the Partnerships by the General Partners. The plaintiffs alleged, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs sought monetary damages and equitable relief, including an order directing the disposition of the properties owned by the Partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements. Under an indemnification agreement with our general partner, we are responsible for the costs of defending any such action.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm, et al. v. J.D. Nichols, et al. (Case No. 03-CI-01740) against certain of the General Partners and several individuals and entities affiliated with us. The complaint was amended to include the general partner of NTS-Properties III and the general partner of NTS-Properties Plus Ltd., which is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and the Partnerships based on alleged overpayment of fees, prohibited investments, improper failures to make distributions, purchases of limited partnerships interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the Partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner and legal counsel believe that this action is without merit and are vigorously defending it.

On June 20, 2003, the General Partners reached an agreement in principle with the representatives of the class of plaintiffs to settle the Buchanan litigation. This agreed upon settlement includes releases for all of the parties for all of the claims asserted in the Buchanan litigation and the Bohm litigation. As part of the agreed upon settlement, the General Partners agreed to pursue a merger of the Partnerships and other real estate entities affiliated with the General Partners into a newly-formed entity named NTS Realty Holdings Limited Partnership (“NTS Realty”). NTS Development Company agreed to pay the Partnerships $1,500,000 on the closing date of the merger. We expect to receive $202,500 of this payment.

On December 5, 2003, the General Partners, certain of their affiliates and the class of plaintiffs in the Buchanan litigation jointly filed a Stipulation and Agreement of Settlement (the “Settlement Agreement”) with the Superior Court. The Settlement Agreement sets forth the terms of the agreed upon settlement the parties reached on June 20, 2003. On February 26, 2004, the Superior Court preliminarily approved the Settlement Agreement as within the range of reasonableness and that it is fair, just and adequate to the class of plaintiffs. The Superior Court scheduled a hearing to finally determine whether the Settlement Agreement is in the best interests of the class of plaintiffs and whether the Buchanan litigation should be dismissed with prejudice.

On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. After the Motion to Dismiss was fully briefed, the settlement agreement in the Buchanan litigation received final court approval. The Circuit Court of Jefferson County, Kentucky, instructed the plaintiffs in the Bohm litigation to file an amended complaint in light of the approved settlement of the Buchanan litigation. The plaintiffs in the Bohm litigation filed a corrected Second Amended Complaint on August 11, 2004. Our general partner believes that the claims asserted in the corrected Second Amended Complaint have no merit.

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

On June 11, 2004, Joseph Bohm and David Duval, class members who objected to the Settlement Agreement but were overruled by the Superior Court, filed an appeal in the Court of Appeals of the State of California, first Appellate District. Our general partner believes that this appeal has no merit and intends to defend it and the decision of the Superior Court.

For the six months ended June 30, 2004 and 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $65,000 and $9,000, respectively, which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations, except as discussed herein.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into a newly formed limited partnership known as NTS Realty. The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership. We may not seek the approval of the limited partners until a filing made by NTS Realty with the Securities and Exchange Commission is declared effective. For the six months ended June 30, 2004 and 2003, our share of the legal and professional fees for the proposed merger was approximately $101,000 and $28,000, respectively.

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

On June 24, 2004 and August 13, 2004, NTS Realty filed first and second amendments, respectively, to Form S-4 with the Securities and Exchange Commission. Both amendments are in response to comments made by the Securities and Exchange Commission.

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

Critical Accounting Policies

General

A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month. The process, known as “straight-lining” or “stepping” rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease. Due to the impact of “straight- lining,” rental income exceeded the cash collected for rent by approximately $95,000 and $68,000, for the six months ended June 30, 2004 and 2003, respectively. If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet. If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet. We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved. We periodically review the collectability of outstanding receivables. Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and for tenants with potentially uncollectible outstanding balances due for a period less than ninety days.

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

Results of Operations

The following tables include our selected summarized operating data for the three and six months ended June 30, 2004 and 2003. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------
Total revenues                                        $       941,357 $      922,773 $    1,875,424 $     1,915,637
Operating expenses and operating
  expenses - affiliated                                       300,452        305,547        579,081         588,265
Depreciation and amortization                                 251,487        269,705        530,575         553,553
Interest expense                                              100,225        110,789        201,664         224,729
Net income                                                     71,591         29,506         91,253         145,959

Rental income and tenant reimbursements generated by our properties for the three and six months ended June 30, 2004 and 2003 were as follows:

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------
NTS Center                                            $       274,356 $      261,085 $      540,633 $       596,452
Plainview Center                                              330,367        305,541        665,084         614,249
Peachtree Corporate Center                                    336,634        356,147        669,707         704,936

We believe the changes in rental income and tenant reimbursements from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend.

The occupancy levels at our properties as of June 30, 2004 and 2003 were as follows:

                                                                            June 30,
                                                              -------------------------------------
                                                                     2004               2003
                                                              ------------------  -----------------
NTS Center                                                           75%                 72%
Plainview Center                                                     79%                 69%
Peachtree Corporate Center                                           87%                 88%

We believe the changes in occupancy on June 30 from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend.

The average occupancy levels at our properties for the three and six months ended June 30, 2004 and 2003 were as follows:

                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                     -----------------------------  ----------------------------
                                                         2004            2003           2004           2003
                                                     -------------   -------------  -------------  -------------
NTS Center                                                75%             72%            73%            79%
Plainview Center                                          79%             69%            79%            70%
Peachtree Corporate Center                                86%             86%            85%            85%

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

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the three and six months ending June 30, 2004 and 2003.

Rental Income and Tenant Reimbursements

Our rental income and tenant reimbursements for the three months ended June 30, 2004 and 2003 were approximately $941,000 and $923,000, respectively. The increase of $18,000, or 2%, was primarily due to increased average occupancy at Plainview Center and NTS Center. Our rental income and tenant reimbursements for the six months ended June 30, 2004 and 2003 were approximately $1,875,000 and $1,916,000, respectively. The decrease of $41,000, or 2%, was primarily due to decreased average occupancy at NTS Center and increased free rent at Peachtree Corporate Center and Plainview Center. The decrease is partially offset by increased average occupancy at Plainview Center. Rental income – affiliated did not change for the three and six months ended June 30, 2004 and 2003.

Quarter-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages, which are more representative of the entire year-to-date results.

Operating Expenses and Operating Expenses – Affiliated

Our operating expenses and operating expenses – affiliated did not change significantly for the three and six months ended June 30, 2004 and 2003. There were no offsetting material changes.

Operating expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Professional and Administrative Expenses and Professional and Administrative Expenses –Affiliated

Our professional and administrative expenses did not change significantly for the three months ended June 30, 2004 and 2003. There were no offsetting material changes. Our professional and administrative expenses for the six months ended June 30, 2004 and 2003 were approximately $208,000 and $142,000, respectively. The increase of $66,000, or 47%, was a result of costs incurred for legal and professional fees related to our proposed merger and litigation filed by limited partners. See Item 1 – Note 8 for information regarding our proposed merger and litigation filed by limited partners.

Our professional and administrative expenses – affiliated did not change significantly for the three and six months ended June 30, 2004 and 2003. There were no offsetting material changes.

Professional and administrative expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include legal, financial and other services necessary to manage and operate our business.

Depreciation and Amortization Expense

Our depreciation and amortization expense did not change significantly for the three and six months ended June 30, 2004 and 2003. There were no offsetting material changes.

Interest Expense

Our interest expense did not change significantly for the three months ended June 30, 2004 and 2003. There were no offsetting material changes. Our interest expense for the six months ended June 30, 2004 and 2003 was approximately $202,000 and $225,000, respectively. The decrease of $23,000, or 10%, was primarily the result of additional principal payments made in 2003 which reduced the outstanding balance on our mortgage payable secured by Plainview Center.

Liquidity and Capital Resources

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the six months ended June 30, 2004 and 2003.

Cash flows provided by (used in):

                                                                              Six Months Ended
                                                                                  June 30,
                                                                  -----------------------------------------
                                                                         2004                  2003
                                                                  ------------------    -------------------
Operating activities                                           $             510,744 $              709,689
Investing activities                                                        (136,040)              (159,314)
Financing activities                                                        (220,304)              (607,817)
                                                                  ------------------    -------------------

     Net increase (decrease) in cash and equivalents           $             154,400 $              (57,442)
                                                                  ==================    ===================

Net cash provided by operating activities decreased from approximately $710,000 for the six months ended June 30, 2003 to approximately $511,000 for the six months ended June 30, 2004. The $199,000 decrease was due to decreased cash available from operations as a result of increased expenses associated with our litigation filed by limited partners and our proposed merger and decreased average occupancy at NTS Center.

Net cash used in investing activities decreased from approximately $159,000 for the six months ended June 30, 2003 to approximately $136,000 for the six months ended June 30, 2004. The $23,000 decrease in net cash used was primarily due to a decrease in additions to land, buildings and amenities at NTS Center for tenant finish.

Net cash used in financing activities decreased from approximately $608,000 for the six months ended June 30, 2003 to approximately $220,000 for the six months ended June 30, 2004. The $388,000 decrease was primarily the result of additional principal payments made on the Plainview Center mortgage in 2003.

Due to the fact that no distributions were made during the six months ended June 30, 2004 or 2003, the table which presents that portion of the distributions that represents a return of capital in accordance with GAAP has been omitted.

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

On March 31, 2003, a major tenant at NTS Center vacated its space. This tenant occupied 16,937 square feet, or 15% of the total rentable square feet of the building, at an annual rate of $15.28 per square foot. This will result in an annual loss of approximately $259,000, or 7% of 2003‘s total revenues if no suitable replacement tenant can be found. There may be significant demands on future liquidity as a result of this vacancy.

In the next 12 months, we expect the demand on future liquidity to increase as a result of future leasing activity. There has been and will likely continue to be a protracted period for Plainview Center and NTS Center to become fully leased again. At June 30, 2004 there were approximately 29,000, 20,000 and 22,000 square feet of vacant space available to lease at NTS Center, Plainview Center and Peachtree Corporate Center, respectively. Approximately $1,150,000 will be needed for leasing costs, especially those needed to refinish these spaces for new tenants. As of June 30, 2004, we had not made any commitments for tenant finish improvements at Plainview Center, NTS Center or Peachtree Corporate Center.

As of June 30, 2004, we anticipate making certain building improvements in 2004 totaling approximately $100,400. These improvements include HVAC replacements, window seal repairs and a water heater replacement at Peachtree Corporate Center, estimated to cost $49,900, HVAC replacements, electrical panel repairs and exterior stairwell repairs at NTS Center, estimated to cost $33,500 and HVAC replacements at Plainview Center, estimated to cost $17,000.

We anticipate using cash provided by operations and cash reserves to fund a portion of the capital improvements and leasing costs described above. However, we believe that funding these expenses may also require existing financing or additional financing secured by our properties and there is no assurance that this financing will be available.

We have no other material commitments for renovations or capital expenditures as of June 30, 2004.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into a newly formed limited partnership known as NTS Realty Holdings Limited Partnership (“NTS Realty”). The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership. We may not seek the approval of the limited partners until a filing made by NTS Realty with the Securities and Exchange Commission is declared effective. For the six months ended June 30, 2004 and 2003, our share of the legal and professional fees for the proposed merger was approximately $101,000 and $28,000, respectively.

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

On June 24, 2004 and August 13, 2004, NTS Realty filed first and second amendments, respectively, to Form S-4 with the Securities and Exchange Commission. Both amendments are in response to comments made by the Securities and Exchange Commission.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. Our debt bears interest at a fixed rate with the exception of the $3,500,000 mortgage payable obtained on May 9, 2000, which had a balance of $910,000 as of June 30, 2004. On June 30, 2004, a hypothetical 100 basis point increase in interest rates would result in an approximate $236,000 decrease in the fair value of the debt and would increase interest expense on the variable rate mortgage by approximately $9,000 annually.

Item 4 — Controls and Procedures

Our General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004. There were no material changes in our internal controls over financial reporting during the six months ended June 30, 2004.

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

On June 11, 2004, Joseph Bohm and David Duval, class members who objected to the Settlement Agreement but were overruled by the Superior Court, filed an appeal in the Court of Appeals of the State of California, first Appellate District.

Items 2 through 5 are omitted because these items are inapplicable or the answers to the items are negative.

Item 6 — Exhibits and Reports on Form 8-K

Exhibit No.

3	Amended and Restated Agreement and Certificate of Limited Partnership of NTS-Properties III.	*

10	Management Agreement between NTS Development Company and NTS-Properties III.	*

14	Code of Ethics.	**

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	***

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	***

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	***

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	***

*	Incorporated by reference to documents filed with the Securities and Exchange
Commission in connection with the filing of the Registration Statements on Form S-11 on June 25, 1982 (effective October 13, 1982) under Commission File No. 2-78152.

**	See www.ntsdevelopment.com for our code of ethics.

***	Attached as an exhibit with this Form 10-Q.

Reports on Form 8-K

We filed a Form 8-K on June 24, 2004, to announce that NTS Realty Holdings Limited Partnership filed an amendment to Form S-4 with the Securities and Exchange Commission on June 18, 2004. The original Form S-4 was filed on February 4, 2004.

We filed a Form 8-K on August 13, 2004, to announce that NTS Realty Holdings Limited Partnership filed a second amendment to Form S-4 with the Securities and Exchange Commission on August 13, 2004. The original Form S-4 was filed on February 4, 2004.

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

Date: August 16, 2004