Form 10-Q
period 2004-09-30
NTS PROPERTIES III
filed 2004-11-15
CIK 703667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]    No [   ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]    No [X]

TABLE OF CONTENTS

Pages

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Balance Sheets as of September 30, 2004 and December 31, 2003	4

	Statement of Partners' Equity as of September 30, 2004	4

	Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003	5

	Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	6

	Notes to Financial Statements	7-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II — OTHER INFORMATION

Items 1 - 6	23-25

Signatures	26

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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

NTS-PROPERTIES III
BALANCE SHEETS

                                                                      As of               As of
                                                                  September 30,       December 31,
                                                                       2004               2003
                                                                ------------------  -----------------
                                                                   (UNAUDITED)
ASSETS
Cash and equivalents                                           $           533,625 $          180,911
Cash and equivalents - restricted                                           64,682              9,233
Accounts receivable, net                                                   935,161            804,027
Land, buildings and amenities, net                                       8,517,323          9,118,287
Other assets                                                               323,464            347,164
                                                                ------------------  -----------------

      TOTAL ASSETS                                             $        10,374,255 $       10,459,622
                                                                ==================  =================

LIABILITIES AND PARTNERS' EQUITY
Mortgages payable                                              $         5,979,480 $        6,309,037
Accounts payable and accrued expenses                                      198,357            291,500
Security deposits                                                          149,140            143,292
Other liabilities                                                          159,468             34,246
                                                                ------------------  -----------------

      TOTAL LIABILITIES                                                  6,486,445          6,778,075

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' EQUITY                                                         3,887,810          3,681,547
                                                                ------------------  -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                         $        10,374,255 $       10,459,622
                                                                ==================  =================

NTS-PROPERTIES III
STATEMENT OF PARTNERS’ EQUITY
(UNAUDITED)

                                                     Limited            General
                                                    Partners            Partner              Total
                                                -----------------  ------------------  ------------------
PARTNERS' EQUITY/(DEFICIT)
Initial equity                                 $       15,600,000 $         8,039,710 $        23,639,710
Adjustment to historical basis                                 --          (5,455,030)         (5,455,030)
                                                -----------------  ------------------  ------------------

     EQUITY                                    $       15,600,000 $         2,584,680 $        18,184,680

Net income (loss) - prior years                           551,145          (2,799,208)         (2,248,063)
Net income (loss) - current year                          239,356             (33,094)            206,262
Cash distributions declared to date                   (11,349,844)           (206,985)        (11,556,829)
Repurchase of limited partnership interests              (698,240)                 --            (698,240)
                                                -----------------  ------------------  ------------------

BALANCES ON SEPTEMBER 30, 2004                 $        4,342,417 $          (454,607)$         3,887,810
                                                =================  ==================  ==================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------
REVENUES
Rental income                                         $       795,728 $      771,210 $    2,351,705 $     2,356,806
Rental income - affiliated                                     73,834         73,834        221,503         221,503
Tenant reimbursements                                          85,492         86,793        257,270         269,165
                                                       --------------  -------------  -------------  --------------

     TOTAL REVENUES                                           955,054        931,837      2,830,478       2,847,474
                                                       --------------  -------------  -------------  --------------

EXPENSES
Operating expenses                                            202,181        212,024        611,748         643,017
Operating expenses - affiliated                                78,657         65,243        248,169         222,514
Management fees                                                46,060         44,799        135,023         137,710
Real estate taxes                                              52,146         52,041        156,438         156,123
Professional and administrative expenses                       72,087         40,530        280,175         182,542
Professional and administrative expenses - affiliated          41,393         33,286        117,334         107,612
Depreciation and amortization                                 251,894        267,107        782,469         820,660
                                                       --------------  -------------  -------------  --------------

     TOTAL OPERATING EXPENSES                                 744,418        715,030      2,331,356       2,270,178
                                                       --------------  -------------  -------------  --------------

OPERATING INCOME                                              210,636        216,807        499,122         577,296

Interest and other income                                       3,900          3,749          9,593          13,949
Interest expense                                              (99,527)      (106,064)      (301,192)       (330,794)
Loss on disposal of assets                                         --         (4,077)        (1,261)         (4,077)
                                                       --------------  -------------  -------------  --------------

Net income                                            $       115,009 $      110,415 $      206,262 $       256,374
                                                       ==============  =============  =============  ==============

Net income allocated to the limited partners          $       125,578 $      121,030 $      239,356 $       289,455
                                                       ==============  =============  =============  ==============

Net income per limited partnership interest           $          9.99 $         9.63 $        19.04 $         23.03
                                                       ==============  =============  =============  ==============

Weighted average number of limited
  partnership interests                                        12,570         12,570         12,570          12,570
                                                       ==============  =============  =============  ==============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                  --------------------------------------
                                                                        2004                 2003
                                                                  -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $            206,262 $            256,374
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Loss on disposal of assets                                                1,261                4,077
    Depreciation and amortization                                           868,495              906,230
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                     (55,449)             (58,113)
      Accounts receivable                                                  (131,134)             (89,486)
      Other assets                                                          (76,470)            (135,177)
      Accounts payable and accrued expenses                                 (93,143)              86,593
      Security deposits                                                       5,848              (17,773)
      Other liabilities                                                     125,222               36,134
                                                                  -----------------    -----------------

     Net cash provided by operating activities                              850,892              988,859
                                                                  -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                                 (166,646)            (237,274)
                                                                  -----------------    -----------------

     Net cash used in investing activities                                 (166,646)            (237,274)
                                                                  -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable                                    (329,557)            (879,903)
Increase in loan costs                                                       (1,975)                  --
                                                                  -----------------    -----------------

     Net cash used in financing activities                                 (331,532)            (879,903)
                                                                  -----------------    -----------------

     Net increase (decrease) in cash and equivalents                        352,714             (128,318)

CASH AND EQUIVALENTS, beginning of period                                   180,911              388,449
                                                                  -----------------    -----------------

CASH AND EQUIVALENTS, end of period                            $            533,625 $            260,131
                                                                  =================    =================

Interest paid on a cash basis                                  $            297,616 $            330,525
                                                                  =================    =================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES III
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited financial statements included herein should be read in conjunction with NTS-Properties III’s 2003 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 2004. In the opinion of our general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying financial statements for the three and nine months ended September 30, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this quarterly report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to NTS-Properties III or its interests in its properties.

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

Note 3 — Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of September 30, 2004, approximately $475,000 of our overnight investment was included in cash and equivalents.

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

Note 6 — Mortgages Payable

Mortgages payable consists of the following:

                                                                    September 30,        December 31,
                                                                        2004                 2003
                                                                  -----------------    -----------------
Mortgage payable to an insurance company in monthly
installments, bearing interest at 6.89%, maturing April 10, 2015,
secured by land and buildings.                                 $          5,099,480 $          5,339,037

Mortgage payable to a bank in monthly installments, bearing a variable interest rate of the bank's Prime -.25%, due March 1,
2005, secured by land and a building.  The bank's rate on
September 30, 2004 was 4.25%.                                               880,000              970,000
                                                                  -----------------    -----------------

                                                               $          5,979,480 $          6,309,037
                                                                  =================    =================

Our mortgages may be prepaid but are subject to a yield-maintenance premium.

As of September 30, 2004, the fair value of long-term debt was approximately $6,050,000, based on the borrowing rates currently available to us for mortgages with similar terms and average maturities.

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

We were charged the following amounts pursuant to an agreement with NTS Development Company for the nine months ended September 30, 2004 and 2003. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                           Nine Months Ended
                                                                             September 30,
                                                                ----------------------------------------
                                                                       2004                 2003
                                                                -------------------  -------------------

Property management fees                                       $            135,023 $            137,710
                                                                -------------------  -------------------

Property management                                                         158,062              141,990
Leasing                                                                      32,884               44,189
Administrative - operating                                                   49,965               30,227
Other                                                                         7,258                6,108
                                                                -------------------  -------------------

     Total operating expenses - affiliated                                  248,169              222,514
                                                                -------------------  -------------------

Professional and administrative expenses - affiliated                       117,334              107,612
                                                                -------------------  -------------------

Repair and maintenance fees                                                   7,411               10,217
Leasing commissions                                                           4,683                7,216
                                                                -------------------  -------------------

     Total related party transactions capitalized                            12,094               17,433
                                                                -------------------  -------------------

Total related party transactions                               $            512,620 $            485,269
                                                                ===================  ===================

During the nine months ended September 30, 2004 and 2003, we were charged $5,485 and $5,964, respectively, for property maintenance fees from an affiliate of NTS Development Company.

During the nine months ended September 30, 2004 and 2003, NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot. We received $221,503 in rental payments from NTS Development Company during each of the nine months ended September 30, 2004 and 2003. The lease term for NTS Development Company ended on March 31, 2004. The lease was extended for one year to March 31, 2005, at a rental rate of $14.50 per square foot for 20,368 square feet.

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

Litigation

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa (the “Superior Court”) originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) against the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), as well as several individuals and entities affiliated with us. The action purported to bring claims on behalf of a class of limited partners. These claims were based on, among other things, tender offers made by the Partnerships and an affiliate of the General Partners, as well as the operation of the Partnerships by the General Partners. The plaintiffs alleged, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs sought monetary damages and equitable relief, including an order directing the disposition of the properties owned by the Partnerships and the distribution of the proceeds. No amounts have been accrued for the settlement of this action in our financial statements.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm, et al. v. J.D. Nichols, et al. (Case No. 03-CI-01740) against certain of the General Partners and several individuals and entities affiliated with us. The complaint was amended to include the general partner of NTS-Properties III and the general partner of NTS-Properties Plus Ltd., which is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and the Partnerships based on alleged overpayment of fees, prohibited investments, improper failures to make distributions, purchases of limited partnerships interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the Partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued for the settlement of this action in our financial statements. Our general partner and legal counsel believe that this action is without merit and are vigorously defending it.

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

On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. After the Motion to Dismiss was fully briefed, the settlement agreement in the Buchanan litigation received final court approval. The Circuit Court of Jefferson County, Kentucky, instructed the plaintiffs in the Bohm litigation to file an amended complaint in light of the approved settlement of the Buchanan litigation. The plaintiffs in the Bohm litigation filed a corrected Second Amended Complaint on August 11, 2004. We, along with all defendants, filed a Motion to Strike the corrected Second Amended Complaint. A hearing on this motion is scheduled for January 14, 2005. Our general partner believes that the claims asserted in the corrected Second Amended Complaint have no merit.

On May 6, 2004, the Superior Court granted its final approval of the Settlement Agreement. At the final hearing, any member of the class of plaintiffs was given the opportunity to object to the final approval of the Settlement Agreement, the entry of a final judgment dismissing with prejudice the Buchanan litigation, or an application of an award for attorneys’ fees and expenses to plaintiffs’ counsel. The Superior Court’s order provides, among other things, that: (1) the Settlement Agreement, and all transactions contemplated thereby, including the proposed merger of the Partnerships into NTS Realty, are fair, reasonable and adequate, and in the best interests of the class of plaintiffs; (2) the plaintiffs’ complaint and each and every cause of action and claim set forth therein is dismissed with prejudice; (3) each class member is barred from transferring, selling or otherwise disposing of (other than by operation of law) their interests until the earlier of the closing date of the merger, the termination of the settlement or June 30, 2004; and (4) each class member who requested to be excluded from the settlement released their claims in the Bohm litigation.

On June 11, 2004, Joseph Bohm and David Duval, class members who objected to the Settlement Agreement but were overruled by the Superior Court, filed an appeal in the Court of Appeals of the State of California, first Appellate District. Our general partner believes that this appeal has no merit and intends to defend it and the decision of the Superior Court.

Under an indemnification agreement with our general partner, we are responsible for the costs of defending any litigation. For the nine months ended September 30, 2004 and 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $82,000 and $19,000, respectively, which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations, except as discussed herein.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into NTS Realty. The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership. For the nine months ended September 30, 2004 and 2003, our share of the legal and professional fees for the proposed merger was approximately $152,000 and $35,000, respectively, which was included in our professional and administrative expenses.

On February 4, 2004, NTS Realty filed a joint consent solicitation statement/prospectus on Form S-4 with the Securities and Exchange Commission. The solicitation statement/prospectus presents the merger of the Partnerships with NTS Realty. Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company, which is affiliated with our general partner, will contribute substantially all its real estate assets and all of its liabilities to NTS Realty. NTS Realty filed Amendment No. 1 on June 18, 2004, Amendment No. 2 on August 13, 2004 and Amendment No. 3 on September 30, 2004.

On October 25, 2004 and October 27, 2004, NTS Realty filed Amendment No. 4 and Amendment No. 5, respectively, to its registration statement on Form S-4, which includes a joint consent solicitation statement/prospectus, with the Securities and Exchange Commission to seek approval of the merger of the Partnerships into NTS Realty. The general partners of the Partnerships agreed to pursue a merger of the Partnerships in the Stipulation and Agreement of Settlement that was jointly filed by the general partners, along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090).

On October 27, 2004, the Securities and Exchange Commission signed an order declaring NTS Realty’s registration statement to be effective and the Partnerships began mailing the joint consent solicitation statement/prospectus to their respective limited partners.

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

Recognition of Rental Income

Our commercial property leases are accounted for as operating leases. We accrue minimum rents on a straight-line basis over the terms of their respective leases. We structure our leases to allow us to recover a significant portion of our property operating expenses, real estate taxes and repairs and maintenance expenses from our tenants. Property operating expenses typically include utility, insurance, security, janitorial, landscaping and other administrative expenses. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We also receive estimated payments for these reimbursements from substantially all our tenants throughout the year. We do this to reduce the risk of loss on uncollectible accounts once we perform the final year-end billings for recoverable expenditures. We recognize the difference between estimated recoveries and the final billed amounts in the subsequent year and we believe these differences were not material in any period presented.

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month. The process, known as “straight-lining” or “stepping” rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease. Due to the impact of “straight- lining,” rental income exceeded the cash collected for rent by approximately $116,000 and $106,000, for the nine months ended September 30, 2004 and 2003, respectively. If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet. If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet. We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved. We periodically review the collectability of outstanding receivables. Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and for tenants with potentially uncollectible outstanding balances due for a period less than ninety days.

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

Results of Operations

The following tables include our selected summarized operating data for the three and nine months ended September 30, 2004 and 2003. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------
Total revenues                                        $       955,054 $      931,837 $    2,830,478 $     2,847,474
Operating expenses and operating
  expenses - affiliated                                       280,838        277,267        859,917         865,531
Depreciation and amortization                                 251,894        267,107        782,469         820,660
Interest expense                                              (99,527)      (106,064)      (301,192)       (330,794)
Net income                                                    115,009        110,415        206,262         256,374

Rental income and tenant reimbursements generated by our properties for the three and nine months ended September 30, 2004 and 2003 were as follows:

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------
NTS Center                                            $       276,338 $      263,597 $      816,971 $       860,049
Plainview Center                                              333,160        302,597        998,244         916,846
Peachtree Corporate Center                                    345,556        365,643      1,015,263       1,070,579

We believe the changes in rental income and tenant reimbursements from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend.

The occupancy levels at our properties as of September 30, 2004 and 2003 were as follows:

                                                                          September 30,
                                                              -------------------------------------
                                                                     2004               2003
                                                              ------------------  -----------------
NTS Center                                                           75%                 72%
Plainview Center                                                     79%                 66%
Peachtree Corporate Center                                           91%                 76%

We believe the changes in occupancy on September 30 from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend.

The average occupancy levels at our properties for the three and nine months ended September 30, 2004 and 2003 were as follows:

                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                 September 30,
                                                     -----------------------------  ----------------------------
                                                         2004            2003           2004           2003
                                                     -------------   -------------  -------------  -------------
NTS Center                                                75%             72%            74%            77%
Plainview Center                                          79%             68%            79%            69%
Peachtree Corporate Center                                88%             84%            86%            85%

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

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the three and nine months ending September 30, 2004 and 2003.

Rental Income and Tenant Reimbursements

Our rental income and tenant reimbursements for the three months ended September 30, 2004 and 2003 were approximately $955,000 and $932,000, respectively. The increase of $23,000, or 3%, was primarily due to increased average occupancy at Plainview Center, Peachtree Corporate Center and NTS Center. Our rental income and tenant reimbursements for the nine months ended September 30, 2004 and 2003 were approximately $2,830,000 and $2,847,000, respectively. The decrease of $17,000, or 1%, was primarily due to decreased average occupancy at NTS Center and increased free rent at Peachtree Corporate Center and Plainview Center. The decrease is partially offset by increased average occupancy at Plainview Center. Rental income – affiliated did not change for the three and nine months ended September 30, 2004 and 2003.

Quarter-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages, which are more representative of the entire year-to-date results.

Operating Expenses and Operating Expenses – Affiliated

Our operating expenses did not change significantly for the three and nine months ended September 30, 2004 and 2003. There were no offsetting material changes.

Our operating expenses — affiliated were approximately $79,000 and $248,000 for the three and nine months ended September 30, 2004, respectively, as compared to approximately $65,000 and $223,000 for the same periods in 2003. The increase of $14,000, or 21%, and $25,000, or 12%, for the three and nine months ended September 30, 2004 and 2003, respectively, was primarily due to increased personnel costs at NTS Center, Plainview Center and Peachtree Corporate Center.

Operating expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Professional and Administrative Expenses and Professional and Administrative Expenses –Affiliated

Our professional and administrative expenses were approximately $72,000 and $280,000 for the three and nine months ended September 30, 2004 and 2003, respectively, as compared to approximately $41,000 and $183,000 for the same periods in 2003. The increase of $31,000, or 78%, and $97,000, or 53% for the three and nine months ended September 30, 2004 and 2003, respectively, was a result of costs incurred for legal and professional fees related to our ongoing litigation filed by limited partners and our settlement directed merger costs. See Item 1 – Note 8 for information regarding our proposed merger and litigation filed by limited partners.

Our professional and administrative expenses – affiliated for the three months ended September 30, 2004 and 2003 were approximately $41,000 and $33,000, respectively. The increase of $8,000, or 24%, was the result of increased personnel costs. Our professional and administrative expenses – affiliated did not change significantly for the nine months ended September 30, 2004 and 2003. There were no offsetting material changes.

Professional and administrative expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include legal, financial and other services necessary to manage and operate our business.

Professional and administrative expenses — affiliated consisted of approximately the following for the periods presented:

                                                                        Nine Months Ended
                                                                          September 30,
                                                              -------------------------------------
                                                                     2004               2003
                                                              ------------------  -----------------
Finance                                                      $            31,000 $           25,000
Accounting                                                                53,000             46,000
Investor Relations                                                        14,000             16,000
Human Resources                                                            8,000              8,000
Overhead                                                                  11,000             13,000
                                                              ------------------  -----------------

Total                                                        $           117,000 $          108,000
                                                              ==================  =================

Depreciation and Amortization Expense

Our depreciation and amortization expense did not change significantly for the three and nine months ended September 30, 2004 and 2003. There were no offsetting material changes.

Interest Expense

Our interest expense did not change significantly for the three and nine months ended September 30, 2004 and 2003. There were no offsetting material changes.

Liquidity and Capital Resources

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the nine months ended September 30, 2004 and 2003.

Cash flows provided by (used in):

                                                                              Nine Months Ended
                                                                                September 30,
                                                                  -----------------------------------------
                                                                         2004                  2003
                                                                  ------------------    -------------------
Operating activities                                           $             850,892 $              988,859
Investing activities                                                        (166,646)              (237,274)
Financing activities                                                        (331,532)              (879,903)
                                                                  ------------------    -------------------

     Net increase (decrease) in cash and equivalents           $             352,714 $             (128,318)
                                                                  ==================    ===================

Net cash provided by operating activities decreased from approximately $989,000 for the nine months ended September 30, 2003 to approximately $851,000 for the nine months ended September 30, 2004. The $138,000 decrease was due to decreased cash available from operations as a result of increased expenses associated with our ongoing litigation filed by limited partners and our settlement directed merger costs and decreased average occupancy at NTS Center.

Net cash used in investing activities decreased from approximately $237,000 for the nine months ended September 30, 2003 to approximately $167,000 for the nine months ended September 30, 2004. The $70,000 decrease in net cash used was primarily due to a decrease in additions to land, buildings and amenities at Peachtree Corporate Center and NTS Center for tenant finish.

Net cash used in financing activities decreased from approximately $880,000 for the nine months ended September 30, 2003 to approximately $332,000 for the nine months ended September 30, 2004. The $548,000 decrease was primarily the result of additional principal payments made on the Plainview Center mortgage in 2003.

Due to the fact that no distributions were made during the nine months ended September 30, 2004 or 2003, the table which presents that portion of the distributions that represents a return of capital in accordance with GAAP has been omitted.

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

A major tenant at NTS Center with a near lease term expiration is seeking alternatives to renewing its expiring lease with us. This tenant is currently occupying 53,435 square feet, or 46% of the total rentable square feet of the building, at an annual rate of $13.59 per square foot. The failure of this tenant to renew its lease at NTS Center would result in a loss of annual rental revenue and operating expense recoveries of approximately $726,000, or 19% of 2003‘s total revenues. This would significantly impair our liquidity, and could result in significant costs to refurbish the vacated space and locate new tenants. At this time, we are not certain whether the tenant intends to renew its lease as allowed by the lease agreement, or vacate its space. Approximately $1,200,000 will be needed for renovations if this tenant renews its lease. We do not have an estimate for the costs to locate a replacement tenant or refinish the space occupied by this tenant.

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

In the next 12 months, we expect the demand on future liquidity to increase as a result of future leasing activity. There has been and will likely continue to be a protracted period for Plainview Center and NTS Center to become fully leased again. At September 30, 2004 there were approximately 30,000, 20,000 and 18,000 square feet of vacant space available to lease at NTS Center, Plainview Center and Peachtree Corporate Center, respectively. Approximately $1,128,000 will be needed for leasing costs, especially those needed to refinish these spaces for new tenants. As of September 30, 2004, we had not made any commitments for tenant finish improvements at Plainview Center, NTS Center or Peachtree Corporate Center.

As of September 30, 2004, we anticipate making certain building improvements and repairs in the next 12 months totaling approximately $201,000. These improvements include HVAC replacements, window seal repairs and parking lot sealing/striping at Peachtree Corporate Center, estimated to cost $80,000, HVAC replacements, electrical panel repairs, exterior stairwell repairs, access control system upgrades and parking lot repairs at NTS Center, estimated to cost $88,000 and HVAC replacements and access control system upgrades at Plainview Center, estimated to cost $33,000.

We anticipate using cash provided by operations and cash reserves to fund a portion of the capital improvements, repairs and leasing costs described above. However, we believe that funding these expenses may also require existing financing or additional financing secured by our properties and there is no assurance that this financing will be available.

We have no other material commitments for renovations or capital expenditures as of September 30, 2004.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into NTS Realty Holdings Limited Partnership (“NTS Realty”). The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership. For the nine months ended September 30, 2004 and 2003, our share of the legal and professional fees for the proposed merger was approximately $152,000 and $35,000, respectively, which was included in our professional and administrative expenses.

On February 4, 2004, NTS Realty filed a joint consent solicitation statement/prospectus on Form S-4 with the Securities and Exchange Commission. The solicitation statement/prospectus presents the merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V; NTS-Properties VI; and NTS-Properties VII, Ltd. with NTS Realty. Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company, which is affiliated with our general partner, will contribute substantially all its real estate assets and all of its liabilities to NTS Realty. NTS Realty filed Amendment No. 1 on June 18, 2004, Amendment No. 2 on August 13, 2004 and Amendment No. 3 on September 30, 2004.

On October 25, 2004 and October 27, 2004, NTS Realty filed Amendment No. 4 and Amendment No. 5, respectively, to its registration statement on Form S-4, which includes a joint consent solicitation statement/prospectus, with the Securities and Exchange Commission to seek approval of the merger of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”) into NTS Realty. The general partners of the Partnerships agreed to pursue a merger of the Partnerships in the Stipulation and Agreement of Settlement that was jointly filed by the general partners, along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090).

On October 27, 2004, the Securities and Exchange Commission signed an order declaring NTS Realty’s registration statement to be effective and the Partnerships began mailing the joint consent solicitation statement/prospectus to their respective limited partners.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. Our debt bears interest at a fixed rate with the exception of the $3,500,000 mortgage payable obtained on May 9, 2000, which had a balance of $880,000 as of September 30, 2004. On September 30, 2004, a hypothetical 100 basis point increase in interest rates would result in an approximate $236,000 decrease in the fair value of the debt and would increase interest expense on the variable rate mortgage by approximately $9,000 annually.

Item 4 — Controls and Procedures

Our General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004. There were no material changes in our internal controls over financial reporting during the nine months ended September 30, 2004.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

On May 6, 2004, the Superior Court of the State of California for the County of Contra Costa granted its final approval of the Stipulation and Agreement of Settlement (the “Settlement Agreement”) jointly filed by the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) on December 5, 2003.  At the final hearing, any member of the class of plaintiffs was given the opportunity to object to the final approval of the Settlement Agreement, the entry of a final judgment dismissing with prejudice the Buchanan litigation, or an application of an award for attorneys’ fees and expenses to plaintiffs’ counsel. The Superior Court’s order provides, among other things, that: (1) the Settlement Agreement, and all transactions contemplated thereby, including the proposed merger of the Partnerships into NTS Realty Holdings Limited Partnership, are fair, reasonable and adequate, and in the best interests of the class of plaintiffs; (2) the plaintiffs’ complaint and each and every cause of action and claim set forth therein is dismissed with prejudice; (3) each class member is barred from transferring, selling or otherwise disposing of (other than by operation of law) their interests until the earlier of the closing date of the merger, the termination of the settlement or June 30, 2004; and (4) each class member who requested to be excluded from the settlement released their claims in the Bohm litigation.

On June 11, 2004, Joseph Bohm and David Duval, class members who objected to the Settlement Agreement but were overruled by the Superior Court, filed an appeal in the Court of Appeals of the State of California, first Appellate District.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm, et al. v. J.D. Nichols, et al. (Case No. 03-CI-01740) against certain of the General Partners and several individuals and entities affiliated with us. The complaint was amended to include the general partner of NTS-Properties III and the general partner of NTS-Properties Plus Ltd., which is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and the Partnerships based on alleged overpayment of fees, prohibited investments, improper failures to make distributions, purchases of limited partnerships interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the Partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued for the settlement of this action in our financial statements. Our general partner and legal counsel believe that this action is without merit and are vigorously defending it.

On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. After the Motion to Dismiss was fully briefed, the settlement agreement in the Buchanan litigation received final court approval. The Circuit Court of Jefferson County, Kentucky, instructed the plaintiffs in the Bohm litigation to file an amended complaint in light of the approved settlement of the Buchanan litigation. The plaintiffs in the Bohm litigation filed a corrected Second Amended Complaint on August 11, 2004. We, along with all defendants, filed a Motion to Strike the corrected Second Amended Complaint. A hearing on this motion is scheduled for January 14, 2005. Our general partner believes that the claims asserted in the corrected Second Amended Complaint have no merit.

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

Reports on Form 8-K

We filed a Form 8-K on October 29, 2004 to announce that on October 25, 2004 and October 27, 2004, NTS Realty Holdings Limited Partnership (“NTS Realty”) filed Amendment No. 4 and Amendment No. 5, respectively, to its registration statement on Form S-4. NTS Realty filed the original Form S-4 on February 4, 2004, Amendment No. 1 on June 18, 2004, Amendment No. 2 on August 13, 2004 and Amendment No. 3 on September 30, 2004.

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

Date: November 15, 2004